Form 10-Q
period 2008-03-31
China Environnment Holdings Inc.
filed 2008-05-21
CIK 1423588

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[   ] TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-53069

CHINA ENVIRONMENT HOLDINGS
INC.
(Name of Small Business Issuer in its charter)

Delaware
26-1702585
(State or other jurisdiction
of
(I.R.S. employer
incorporation or formation)
identification number)

% World Capital Market
9595 Wilshire Blvd.
Suite 900
Beverly Hills, CA 90212
 (Address of principal executive offices)

Issuer's telephone
number:                                                (310) 300-8418
Issuer's facsimile
number:                                                  (877) 787-1591

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
CHINA ENVIRONMENT HOLDINGS INC.
9595 Wilshire Blvd.,  Suite 900
Beverly Hills, CA 90212

Check whether the issuer (1) filed all reports required to
be filed by Section 13 or 15(d) of the Exchange Act
during the preceding 12 months (or for such shorter
period that the issuer was required to file such reports),
and (2) has been subject to such filing requirements for
the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Exchange
Act). Yes [X] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2008:
2,000,000 shares of common stock.



Item 1.                      Financial Statements.

CHINA ENVIRONMENT HOLDINGS INC.

FINANCIAL STATEMENTS
(Unaudited)

March 31, 2008

CHINA ENVIRONMENT HOLDINGS INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED
FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)


Page


Financial Statements:



     Balance Sheet
F-1


     Statements of Operations
F-2


     Statements of Stockholder's Deficit
F-3


     Statements of Cash Flows
F-4


Notes to Financial Statements
F-5 - F-
7


















- 2 -

Table of Contents

CHINA ENVIRONMENT HOLDINGS INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED BALANCE SHEET
MARCH 31, 2008
(Unaudited)




March
31,2008



(Unaudited)

ASSETS:



Current assets:



   Cash

$
-






      Total current assets


-






TOTAL ASSETS

$
-











LIABILITIES AND
STOCKHOLDERS' DEFICIT:




Current liabilities:




   Advances from officers


1,788






Total Current Liabilities


1,788






TOTAL LIABILITIES

$
1,788






Stockholders' Deficit:




Common Stock, $.00001 par value;
100,000,000 shares authorized,




   2,000,000 issued and outstanding


20

Accumulated deficit


(1,808
)





Total Stockholders' Deficit


(1,788
)





TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT

$
-




The accompanying notes are an integral part of these financial statements


F-1

- 3 -





Table of Contents

CHINA ENVIRONMENT HOLDINGS INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
OPERATIONS
(Unaudited)

Income
For
the
three
month
s
ended
31-
March
-08


For the
period
Novermbe
r 8, 2007
(Inception
) through
March 31,
2008







Revenue
$
--

$
--

Expenses
$
--

$
--

General and
Administrative
$
--

$
(1,8
08)

Total Expenses
$
--

$
(1,8
08)








Net loss per share (basic
and diluted)
$
(.00

$
(.00
)
Weighted average shares
outstanding (basic and
diluted)

2,000
,000


2,00
0,00
0



The accompanying notes are an integral part of these financial statements


F-2

















- 4 -


Table of Contents

CHINA ENVIRONMENT HOLDINGS INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
STOCKHOLDER'S DEFICIT
For the period from November 8, 2007 (Inception) to
March 31, 2008
(Unaudited)










Accumulated











(Deficit)
During the


Total


Common Stock


Development


Stockholders'


Number
of Shares


Amount


Stage


Deficit












Inception  -
November
8, 2007


-


$
-


$
-


$
-
















Issuance of
shares to
founder


2,000,000



20



-



20
Net loss


-



-



(1,808
)


(1,808
















Balance -
March 31,
2008


2,000,000


$
20


$
(1,808
)

$
(1,788

The accompanying notes are an integral part of these financial statements


F-3




















- 4 -


Table of Contents

CHINA ENVIRONMENT HOLDINGS INC.
(a Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
CASH FLOWS
(Unaudited)


For the
three
months
ended
March
31,
2008

For the
period
November
8, 2007
(Inception)
through
March 31,
2008
Cash Flows from Operating
Activities:



Net Loss


$
(1,808
Adjustments to reconcile net loss
to net cash used in operating
activities:
--



       Founder's shares issued for
services
--


20





Net Cash Flows Used in
Operations
--


(1,788





Cash Flows from Financing
Activities:
--



   Advances from officers



1,788

--








Net Cash Flows Provided by
Financing Activities
--


1,788





Net Increase in Cash
--


-





Cash and cash equivalents -
Beginning of period



-





Cash and cash equivalents -
End of period
--

$
-

--



SUPPLEMENTARY
INFORMATION




   Interest Paid


$
-
   Taxes Paid


$
-

The accompanying notes are an integral part of these financial statements


F-4







- 6 -




CHINA ENVIRONMENT HOLDINGS INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED
FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 - ORGANIZATION AND SIGNIFICANT
ACCOUNTING POLICIES

Nature of Operations

CHINA ENVIRONMENT HOLDINGS INC. , a
development stage company (the "Company"), was incorporated in the State of Delaware on November 8, 2007. The Company is 100% owned by Ming Xu. The
Company is looking to acquire an existing company or acquire the technology to begin operations.

As a blank check company, the Company's business is
to pursue a business combination through acquisition,
or merger with, an existing company.   No assurances
can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of March 31, 2008, the results of its operations for the period ended March 31, 2008, and from the date of inception (November 8, 2007) through March 31, 2008, and cash flows from the date of inception (November 8, 2007) through March
31, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year's operation.

NOTE 2 - SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies follow:







F-5

- 7 -




Loss per Common Share: Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period. The Company does not have any potentially dilutive instruments.

New Accounting Pronouncements:

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has had no revenue and has incurred accumulated net losses from November 8, 2007
(inception) through the period ended March 31, 2008 of $1,808.00. In addition, the Company's development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities

NOTE 4 - SHAREHOLDER'S EQUITY

Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholder's meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.


F-6

Table of Contents

Item 2.                      Management's Discussion and
Analysis or Plan of Operation.

Plan of Operation

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for- assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue
Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation
D. There is no assurance the Company would obtain any such equity funding.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings.

Table of Contents

 Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 8, 2007 (inception) to
March 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting and other professional service fees.

Liquidity and Capital Resources

At March 31, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited.
Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

The Company and/or shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and/or shareholders may pay as their own expenses any costs incurred in supervising the search for a target company.
The Company and/or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Table of Contents


Item 3.                      Controls and Procedures.

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of March 31, 2008. Based on that evaluation, the principal executive and financial officer concluded that as of March 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.


No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

None.

Item 2.                      Unregistered Sales of Equity
Securities and Use of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote
of Security Holders.

None.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.

Table of Contents

*3.1

Certificate of Incorporation, as filed with the Delaware Secretary of State on November 8,
2007.



*3.2

By-Laws




31.1

 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002



31.2

Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002



32.1

 Certification pursuant to Section 906 of Sarbanes
Oxley Act of 2002

* Filed as an exhibit to the Company's Registration
Statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 1, 2008, and incorporated herein by this reference.


SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 14, 2008
CHINA ENVIRONMENT HOLDINGS INC.
(Registrant)

/s/ Ming Xu
Ming Xu, President

Exhibit 31.1

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF
THE
SARBANES-OXLEY ACT OF 2002


I, Ming Xu, certify that:

1. I have reviewed this Form 10-QSB of CHINA
ENVIRONMENT HOLDINGS INC.  (the
"Company");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4. The small business issuers other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

        (a)           Designed such disclosure controls
and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (b)           Designed such internal control over
financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        (c)           Evaluated the effectiveness of the
small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (d) Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Dated: May 14, 2008

/s/ Ming Xu
Ming Xu, President (Principal executive officer)












































Exhibit 31.2
CERTIFICATION OF
CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF
THE
SARBANES-OXLEY ACT OF 2002


I, Ming Xu, certify that:

1. I have reviewed this Form 10-QSB of CHINA
ENVIRONMENT HOLDINGS INC.  (the
"Company");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4. The small business issuers other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

        (a)           Designed such disclosure controls
and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (b)           Designed such internal control over
financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        (c)           Evaluated the effectiveness of the
small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (d) Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

        (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Dated: May 14, 2008

/s/ Ming Xu
Ming Xu, President (Principal financial officer)











































Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

        In connection with the accompanying
Quarterly Report On Form 10-QSB of CHINA
ENVIRONMENT HOLDINGS INC. (the "Company") for the quarter ending March 31, 2008, I, Ming Xu,
President of the Company hereby certify pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

        1. Such Quarterly Report on Form 10-QSB for the quarter ending March 31, 2008, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in such Quarterly
Report on Form 10-QSB for the quarter ending March
31, 2008, fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: May 14, 2008

/s/ Ming Xu
Ming Xu, President (Principal executive and financial
officer)