Form 10-Q
period 2008-06-30
China Environnment Holdings Inc.
filed 2008-08-14
CIK 1423588

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 2008: 2,000,000 shares of common stock.



Item 1.                      Financial Statements.

CHINA ENVIRONMENT HOLDINGS INC.

FINANCIAL STATEMENTS
(Unaudited)

June 30, 2008

CHINA ENVIRONMENT HOLDINGS INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL
STATEMENTS
June 30, 2008
(Unaudited)


Page


Financial Statements:



     Balance Sheet
F-1


     Statements of Operations
F-2


     Statements of Stockholder's Deficit
F-3


     Statements of Cash Flows
F-4


Notes to Financial Statements
F-5 - F-
7


















- 2 -

Table of Contents

CHINA ENVIRONMENT HOLDINGS INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED BALANCE SHEET
JUNE 30, 2008
(Unaudited)




June
30,2008



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






TOTAL LIABILITIES

$
1,788






Stockholders' Deficit:




Common Stock, $.00001 par value;
100,000,000 shares authorized,




   2,000,000 issued and outstanding


20

Accumulated deficit


(1,808
)





Total Stockholders' Deficit


(1,788
)





TOTAL LIABILITIES AND
STOCKHOLDERS DEFICIT

$
-




The accompanying notes are an integral part of these financial statements


F-1

- 3 -




Table of Contents

CHINA ENVIRONMENT HOLDINGS INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
OPERATIONS
(Unaudited)

Income
For
the
six
mont
hs
ended
June
30,
2008

For
the
three
mont
hs
ende
d
June
30,
2008
For
the
perio
d
Nove
mber
8,
2007
(Ince
ption
)
throu
gh
June
30,
2008






Revenue
$
--
--
$
--
Expenses
$
--
--
$
--
General and
Administrative
$
--
--
$
(1,80
8)
Total Expenses
$
--
--
$
(1,80
8)






Net loss per share (basic
and diluted)
$
(.00)
(.00)
$
(.00)
Weighted average shares
outstanding (basic and
diluted)

2,000
,000
2,000
,000

2,00
0,00
0


The accompanying notes are an integral part of these financial statements


F-2

















- 4 -


CHINA ENVIRONMENT HOLDINGS INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
STOCKHOLDERS DEFICIT
For the period from November 8, 2007 (Inception) to
June 30, 2008
(Unaudited)










Accumulat
ed











(Deficit)
During the


Total


Common Stock


Developme
nt


Stockholder
s'


Number
of Shares


Amoun
t


Stage


Deficit












Inception
 -
Novembe
r 8, 2007


-


$
-


$
-


$
-
















Issuance
of shares
to
founder


2,000,00
0



20



-



20
Net loss


-



-



(1,808
)


(1,808
















Balance -
June 30,
2008


2,000,00
0


$
20


$
(1,808
)

$
(1,788

The accompanying notes are an integral part of these financial statements


F-3




















- 4 -


Table of Contents

CHINA ENVIRONMENT HOLDINGS INC.
(a Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
CASH FLOWS
(Unaudited)


For the
six
month
s
ended
June
30,
2008
For the
three
month
s
ended
June
30,
2008

For the
period
November
8, 2007
(Inception)
through
June 30,
2008
Cash Flows from Operating
Activities:




Net Loss



$
(1,808
Adjustments to reconcile net loss
to net cash used in operating
activities:
--
--



       Founder's shares issued for
services
--
--


20






Net Cash Flows Used in
Operations
--
--


(1,788






Cash Flows from Financing
Activities:
--
--



   Advances from officers




1,788

--
--









Net Cash Flows Provided by
Financing Activities
--
--


1,788






Net Increase in Cash
--
--


-






Cash and cash equivalents -
Beginning of period




-






Cash and cash equivalents -
End of period
--
--

$
-

--
--



SUPPLEMENTARY
INFORMATION





   Interest Paid



$
-
   Taxes Paid



$
-

The accompanying notes are an integral part of these financial statements


F-4







- 6 -




CHINA ENVIRONMENT HOLDINGS INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED
FINANCIAL STATEMENTS
June 30, 2008

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of June 30, 2008, the results of its operations for the three and six months ended June 30, 2008, and from the date of inception
(November 8, 2008) through June 30, 2008, and cash flows for the six months ended June 30, 2008 from the date of inception (November 8, 2008) through June 30,
2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange
Commission.

The results of operations and cash flows for the period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year's operation.

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

The Company has had no revenue and has incurred accumulated net losses from November 8, 2007
(inception) through the period ended June 30, 2008 of $1,808. In addition, the Company's development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 8, 2007 (inception) to June 30, 2008. It is unlikely the
Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting and other professional service fees.

Liquidity and Capital Resources

At June 30, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3.                      Controls and Procedures.

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of June 30, 2008. Based on that evaluation, the principal executive and financial officer concluded that as of June 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.


No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

*3.
1

Certificate of Incorporation, as filed with the Delaware Secretary of State on November 8,
2007.



*3.
2

By-Laws




31.
1

 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002



31.
2

Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002



32.
1

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

Dated: August 13, 2008

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


Dated: August 13, 2008

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


Dated: August 13, 2008

/s/ Ming Xu
Ming Xu, President (Principal financial officer)











































Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

       In connection with the accompanying
Quarterly Report On Form 10-QSB of CHINA
ENVIRONMENT HOLDINGS INC. (the "Company") for the quarter ending June 30, 2008, I, Ming Xu,
President of the Company hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

       1. Such Quarterly Report on Form 10-QSB for the quarter ending June 30, 2008, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       2. The information contained in such
Quarterly Report on Form 10-QSB for the quarter ending June 30, 2008, fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 13, 2008

/s/ Ming Xu
Ming Xu, President (Principal executive and financial
officer)