Form 10-Q
period 2008-09-30
China Environnment Holdings Inc.
filed 2008-11-17
CIK 1423588

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2008: 2,000,000 shares of common stock were issued.



Item 1.                      Financial Statements.


CHINA ENVIRONMENT HOLDINGS INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED
FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)


Page


Financial Statements:



     Balance Sheet
F-1


     Statements of Operations
F-2


     Statements of Stockholder's Deficit
F-3


     Statements of Cash Flows
F-4


Notes to Financial Statements
F-5 - F-
6


























Table of Contents

CHINA ENVIRONMENT HOLDINGS INC.
(A Development Stage Enterprise)
BALANCE SHEETS




December
31, 2007

September
30, 2008





(Unaudited
)

ASSETS:





Current assets:





   Cash

$
-

$
-








      Total current assets


-

-








TOTAL ASSETS

$
-
$
-















LIABILITIES AND
STOCKHOLDERS'
DEFICIT:






Current liabilities:






   Advances from officers


1,788

1,788








Total Current Liabilities


1,788

1,788








TOTAL LIABILITIES

$
1,788
$
1,788








Stockholders' Deficit:






Common Stock, $.00001
par value; 100,000,000
shares authorized,






   2,000,000 issued and
outstanding


      20

20

Accumulated deficit


(1,808)

(1,808
)







Total Stockholders' Deficit


(1,788)

(1,788
)







TOTAL LIABILITIES
AND STOCKHOLDERS
DEFICIT

$
-
$
-




The accompanying notes are an integral part of these financial statements


F-1








Table of Contents

CHINA ENVIRONMENT HOLDINGS INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
OPERATIONS
(Unaudited)

Income



For
the
nine
mont
hs
ende
d
Septe
mber
30,
2008
For
the
three
month
s
ended
Septe
mber
30,
2008
For
the
period
Nove
mber
8,
2007
(Incep
tion)
throug
h
Septe
mber
30,
2008








Revenue


$        -

$
$
--
Expenses


$        -

$
$
--
General and
Administrative


$        -

$
$
(1,8
08)
Total Expenses


$        -

$
$
(1,8
08)








Net loss per share
(basic and diluted)


$        -

$
$
(.00)
Weighted average
shares outstanding
(basic                   and
diluted)






2,00
0,00
0


The accompanying notes are an integral part of these financial statements


F-2





















CHINA ENVIRONMENT HOLDINGS INC.
(A Development Stage Enterprise)
STATEMENTS OF CHANGES IN
STOCKHOLDER'S DEFICIT
For period the Nine month period ended September
30, 2008 (Unaudited)
and the period from November 8, 2007 (Inception) to December 31, 2007










Accumulat
ed











(Deficit)
During the


Total


Common Stock


Developme
nt


Stockholde
rs'


Number
of
Shares


Amou
nt


Stage


Deficit












Inception
  -
Novembe
r 8, 2007


-


$
-


$
-


$
-
















Issuance
of shares
to
founder


2,000,0
00



20



-



20
Net loss


-



-



(1,808
)


(1,808
















Balance
-
Decembe
r 31,
2007


2,000,0
00


$
20


$
(1,808
)

$
(1,788
Balance
-
Septemb
er 30,
2008


2,000,0
00


$
20


$
(1,808
)

$
(1,788

















The accompanying notes are an integral part of these financial statements


F-3





















Table of Contents

CHINA ENVIRONMENT HOLDINGS INC.
(a Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
CASH FLOWS
(Unaudited)


For the
nine
months
ended
Septembe
r 30, 2008
For the
three
months
ended
Septembe
r 30, 2008

For the
period
November
8, 2007
(Inception)
through
September
30, 2008
Cash Flows from
Operating Activities:




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





   Interest Paid



$
-
   Taxes Paid



$
-

The accompanying notes are an integral part of these financial statements


F-4










CHINA ENVIRONMENT HOLDINGS INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED
FINANCIAL STATEMENTS
September 30, 2008

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of September 30, 2008, the results of its operations for the three months ended September 30, 2008, and from the date of inception (November 8, 2008) through September 30, 2008, and cash flows for the three months ended September 30, 2008 from the date of inception (November 8, 2008) through September 30,
2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange
Commission.

The results of operations and cash flows for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year's operation.

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

The Company has had no revenue and has incurred accumulated net losses from November 8, 2007
(inception) through the period ended September 30, 2008 of $1,808. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 8, 2007 (inception) to September 30,
2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting and other professional service fees.

Liquidity and Capital Resources

At September 30, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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









Item 3.                      Controls and Procedures.

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-
15(e) as of September 30, 2008. Based on that evaluation, the principal executive and financial officer concluded that as of September 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.


No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-
15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated: November 13, 2008

CHINA ENVIRONMENT HOLDINGS INC.
(Registrant)

/s/ Ming Xu
Ming Xu, President