Form 10-Q
period 2009-03-31
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2009-05-18
CIK 1423588

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2009 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53069

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction	No. 26-1702585 (I.R.S. Employer Identification No.)
of incorporation or organization)

1875 Century Park East, Suite 700 Los Angeles, CA (Address of principal executive offices)	90067 (Zip Code)

310-990-2590
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filed ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

As of May 12, 2009, the Registrant had 20,000,000 shares of its common stock outstanding.

INDEX

Page Number
Part I. FINANCIAL INFORMATION:

Item 1. Unaudited Financial Statements

Balance Sheets— As of March 31, 2009 and December 31, 2008	3

Statements of Operations — For the Three Months Ended March 31, 2009 and 2008 and for the cumulative period from inception (November 8, 2007) to March 31, 2009	4

Statements of Stockholder’s Deficit — For the cumulative period from inception (November 8, 2007) to March 31, 2009	5

Statements of Cash Flows — For the Three Months Ended March 31, 2009 and 2008 and for the cumulative period from inception (November 8, 2007) to March 31, 2009	6

Notes to Financial Statements	7

Item 1A. Risk Factors	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

Item 4. Controls and Procedures	17

Part II. OTHER INFORMATION:

Item 1. Legal Proceedings	17

Item 6. Exhibits and Reports on Form 8-K	17

SIGNATURES	18

Exhibit 31.1
Exhibit 32

ITEM 1. FINANCIAL STATEMENTS

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC
(A Development Stage Enterprise)
BALANCE SHEETS

	March 31, 2009 (unaudited)		December 31, 2008
Assets:	$
Current Assets:
Cash		-	-
Total Current Assets		-	-
TOTAL ASSETS		-	-

LIABILITIES AND STOCKHOLDER’S EQUITY:
Commitment and contingencies		-	-
Current Liabilities:
Advances from Officers		1,788	1,788
Total Current Liabilities		1,788	1,788
TOTAL LIABILITIES		1,788	1,788

Stockholder’s equity:

Common stock, $.00001 par value, authorized 100,000,000 shares 20,000,000 issued and outstanding		200	20

Additional paid in capital		3,000	3,000

Deficit accumulated during the development stage		(4,988)	(4,808)

Total Stockholder’s equity		(1,788)	(1,788)

TOAL LIABILITIES AND STOCKHOLDER’S DEFICIT		$-	-

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three months ended March 31, 2009	For the Three months ended March 31, 2008	For the period November 8, 2007 (Inception) through March 31, 2009
Income
Revenue	-	-	-
Expenses	-	-	-
General and Administrative	180	-	4,988
TOTAL EXPENSES	180	-	4,988
Net Loss	(180)	-	(4,988)
Net loss per share (basic and diluted)	(.00)	(.00)	(.00)
Weighted average shares outstanding (basic and diluted)	3,400,004	2,000,000	2,250,506

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDER’S DEFICIT
For the period from November 8, 2007 (Inception) to March 31, 2009
(Unaudited)

	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid In Capital	(Deficit) During the Development Stage	Total Stockholder’s Deficit

Inception - November 8, 2007	$-	$-	$-	$-	$-

Issuance of shares to founder	2,000,000	20		-	20
Net loss	-	-		(4,808)	(4,808)

Additional Paid In Capital			3,000		3,000
Balance – December 31, 2008	$2,000,000	$20	3,000	$(4,808)	$(1,788)
Net loss	—	—		(180)	(180)

Issuance of Stock to owner	18,000,000	180			180

Balance – March 31, 2009	20,000,000	200	3,000	(4,988)	(1,788)

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the period November 8, 2007 (Inception) through March 31, 2009
Cash Flows from Operating Activities:

Net Loss	(180)	$—	$(4,988)
Shares issued in lieu of expenses paid	—	—	20
		—	—
Cash Flows used in Operating Activities	—	—	(4,968)
		—	—
Cash Flows from Financing Activities: Advances from Officer	180	—	4,968
		—	—
Net Increase in Cash	-
		—	—
Cash and cash equivalents – Beginning of period	—
		—	—
Cash and cash equivalents - End of period	—
		—	—
SUPPLEMENTARY INFORMATION
Interest Paid	$—	$—	$—
Taxes Paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
Notes to Financial Statements
March 31, 2009
(unaudited)

NOTE 1 — ORGANIZATION

Organization and Line of Business
Hollywood Entertainment EDU Holding, Inc., (“the Company”) was incorporated in the State of Delaware on November 8, 2007 as China Environment Holdings, Inc., and has been inactive since inception. The Company is 100% owned by Hollis Liu. The Company is looking to acquire an existing company or acquire the technology to begin operations.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basic of Presentation/Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

Management intends to raise financing through private equity financing or other means and interests that it deems necessary.

As of March 31, 2009 the company has not raised any equity financing.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from these estimates.

Fair Value of Financial Instruments
The estimated fair values of cash, property and equipment and due to stockholder, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

Hollywood Entertainment EDU Holding, Inc.
Notes to Financial Statements
March 31, 2009

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless management believes it is more likely than not that such assets will be realized.

Basis and Diluted lncome/(Loss) Per Share:
In accordance with SFAS No. 128, “Earnings Per Share,” the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Revenue Recognition
Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

Critical Accounting Policies
Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

NOTE 3 — STOCKHOLDER’S EQUITY
Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholder meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

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

The company has issued a total of 20,000,000 shares of common stock.

ITEM 1A. RISK FACTORS

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

Since our inception on November 8, 2007 through March 31, 2009, we have incurred a net loss of $(4,988.00). We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

There is not now, and there may not ever be, an active market for our common stock and we cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments

On February 18, 2009, we entered into a share exchange agreement, or Share Exchange Agreement, with Hollis Liu and Hollis Liu, our sole director, officer and stockholder. Under the Share Exchange Agreement, Hollis Liu sold 2,000,000 shares of Common Stock to Hollis Liu and resigned as our sole officer and director.  Hollis Liu was elected as the sole officer and director effective March 3, 2009.

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

Since inception on November 8, 2007, we had no revenues and incurred a net loss of $(4,988.00). All general and administrative expenses of $(4,988.00) related primarily to accounting, legal and miscellaneous general and administrative fees that are applicable to all public companies.

Liquidity and Capital Resources

We had no cash on hand at March 31, 2009 and have no cash to meet ongoing expenses or debts that may accumulate. As of March 31, 2009 we had an accumulated deficit of $(4,988.00).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, Hollywood Entertainment is not required to provide information by this Item.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (which currently is the same person), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Hollywood is not involved in any material legal proceedings as of the date of this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
None during the quarter ended March 31, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 15, 2009

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC. (Registrant)
By:	/s/ Hollis Liu
Hollis Liu
President (Principal Executive Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002