Form 10-Q
period 2009-06-30
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2009-09-16
CIK 1423588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

1875 Century Park East, Suite 700
Los Angeles, CA 90067
(Address of principal executive offices, Zip Code)

310-990-2590
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past  90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of   September 14, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	20,000,000

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Los Angeles, CA

FINANCIAL REPORTS
AT
JUNE 30, 2009

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Los Angeles, CA

TABLE OF CONTENTS

Balance Sheets at June 30, 2009 (Unaudited) and December 31, 2008 (Audited)	3

Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008 and for the Period from Date of Inception (January 8, 2008) through June 30, 2009 (Unaudited)	4

Statement of Stockholder’s Deficit for the Period from Date of Inception (January 8, 2008) through June 30, 2009 (Unaudited)	5

Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 and for the Period from Date of Inception (January 8, 2008) through June 30, 2009 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7-11

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	June 30, 2009 (unaudited)		December 31, 2008
Assets:	$
Current Assets:
Cash		-	-
Total Current Assets		-	-
TOTAL ASSETS		-	-

LIABILITIES AND STOCKHOLDER’S EQUITY:
Accrued Expenses		2,000	-

Advances from Officers		1,788	1,788
Total Current Liabilities		3,788	1,788
TOTAL LIABILITIES		3,788	1,788
Stockholder’s Equity:

Common stock, $.00001 par value, authorized 100,000 shares, 20,000,000 issued and outstanding		200	20
Additional paid in capital		3,000	3,000

Deficit accumulated during the development stage		(6,988)	(4,988)

Total Stockholder’s equity		(3,788)	(1,788)

TOAL LIABILITIES AND STOCKHOLDER’S DEFICIT		$-	-

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Date of Inception
	For the Six Months Ended		For the Three Months Ended		(November 8, 2007)
	June 30,		June 30,		Through
	2009	2008	2009	2008	June 30, 2009

Revenues	$—	$—	$—	$—	$—

Expenses
General and Administrative	2,180	—	—	—	6,988

Total Expenses	$2,180	$—	$—	$—	$6,988

Net Loss	$(2,180)	$—	$(0.00)	$—	$(6,988)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	3,200,004	20,000,000	20,000,000	20,000,000	2,250,506

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDER’S DEFICIT
For the period from November 8, 2007 (Inception) to June 30, 2009
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (Deficit) During the Development Stage	Total Stockholder’s Deficit

Inception - November 8, 2007	$-	$-	$-	-	$-

Issuance of shares to founder	20,000,000	20		-	20
Net Loss				(4,808)	(4,808)
Additional Paid In Capital			3,000		3,000
Balance December 31, 2008	2,000,000	20	3,000	(4,808)	(1,788)
Net Loss	-	-	-	(2,180)	(2,180)
Issuance of Stock to Owner	18,000,000	180			180
Balance – June 30, 2009	$20,000,000	$200	$3,000	(6,988)	$(3,788)

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(unaudited)

			Period From
			Date of Inception
	For the Six Months Ended		(November 8, 2007)
	June 30,		Through
	2009	2008	June 30, 2009

Cash Flows from Operating Activities

Net Loss	$(2,180)	$—	$(4,988)

Non Cash Adjustments:
Common Stock Issued in Lieu of Expenses paid	—	—	20

Change in Accrued Expenses	2,000

Net Cash Flows from Operating Activities	—	—	(4,968)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Advances from Officer	180	—	4,968

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2009

NOTES TO FINANCIAL STATEMENTS

Note A -	The Company
Hollywood Entertainment EDU Holding, Inc., a development stage company (the “Company”), was incorporated under the laws of the State of Delaware on November 8, 2007.   The Company is 100% owned by Hollis Liu. The Company is looking to acquire an existing company or acquire the technology to begin operations.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company is not conducting negotiations with any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

The condensed financial statements of Hollywood Entertainment EDU Holding, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s registration statement on Form 10-KSB, and other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.  The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.  Certain information that is not required for interim financial reporting purposes has been omitted.

Note B -	Summary of Significant Accounting Policies
Method of Accounting
The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

Note B -	Summary of Significant Accounting Policies – continued
Recent Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

Note C -	Equity Securities
Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholder’s meetings for all purposes, including the election of directors.  The common stock does not have cumulative voting rights.
- continued -

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2009

The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock or any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Note D -	Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $6,988 at June 30, 2009.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E -	Subsequent Events
Subsequent events were evaluated through September14, 2009, the date the financial statements were issued.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2009

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 8, 2007(inception) to June 30, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

 HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2009

Liquidity and Capital Resources

At June 30, 2009, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.	Quantitative and qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
June 30, 2009

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of both our Principal Executive Officer and Principal Financial Officer. While this control deficiency did not result in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants. This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. . Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (Coso).

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.               Defaults Upon Senior Securities.

None

Item 4.               Submission of Matters to a Vote of Security Holders.

None

Item 5.               Other Information.

None

Item 6.               Exhibits.

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 8, 2007(1)

3.2	By-Laws (1)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302*

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002*

* Filed Herewith

(1) Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 8, 2007, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: September 14, 2009

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(Registrant)

/s/ Hollis Liu
Hollis Liu, President