Form 10-Q
period 2009-09-30
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2009-12-08
CIK 1423588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: Sept. 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past  90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of   November16, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	20,000,000

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Los Angeles, CA

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2009

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Los Angeles, CA

TABLE OF CONTENTS

Balance Sheets at Sept 30, 2009 (Unaudited) and December 31, 2008	F-1

Statement of Changes in Stockholders’ Equity for the Period from Date of Inception (November 8, 2007) through Sept 30, 2009 (Unaudited)	F-3

Statements of Operations for the Three and Nine Months Ended Sept 30, 2009 and 2008 and for the Period from Date of Inception (November 8, 2007) through Sept 30, 2009 (Unaudited)	F-2

Statements of Cash Flows for the Nine Months Ended Sept 30, 2009 and 2008 and for the Period from Date of Inception (November 8, 2007) through Sept 30, 2009 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-6

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	Sept 30, 2009 (unaudited)		December 31, 2008
Assets:	$
Current Assets:
Cash		-	-
Total Current Assets		-	-
TOTAL ASSETS		-	-

LIABILITIES AND STOCKHOLDER’S EQUITY:
Accrued Expenses		2500	-

Advances from Officers		1,788	1,788
Total Current Liabilities		4,288	1,788
TOTAL LIABILITIES		4,288	1,788
Common stock,$.00001 par value, authorized 100,000,000 shares 20,000,000 issued and outstanding		200	20

Additional paid in capital		3,000	3,000

Deficit accumulated during the development stage		(7,488)	(4,808)

Total Stockholder’s equity		(4,288)	(1,788)

TOAL LIABILITIES AND STOCKHOLDER’S DEFICIT		$-	-

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Date of Inception
	For the Nine Months Ended		For the 3 Months Ended		(November 8, 2007)
	Sept 30,		Sept 30,		Through
	2009	2008	2009	2008	Sept 30, 2009

Revenues	$—	$—	$—	$—	$—

Expenses
General and Administrative	2680	—	500	—	7,488

Total Expenses	$2680	$—	$500	$—	$7,488

Net Loss	$(2,680)	$—	$(500)	$—	$(7,488)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	3,200,004	20,000,000	20,000,000	20,000,000	2,250,506

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDER’S DEFICIT
For the period from November 8, 2007 (Inception) to Sept 30, 2009
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (Deficit) During the Development Stage	Total Stockholder’s Deficit

Inception - November 8, 2007	$-	$-	$-	-	$-

Issuance of shares to founder		20		-	20
Net Loss				(4,808)	(4,808)
Additional Paid In Capital	2,000,000		3,000		3,000
Balance December 31, 2008	2,000,000	20	3,000	(4,808)	(1,788)
Net Loss	-	-	-	(2,680)	(2,680)
Issuance of Stock to Owner	18,000,000	180			180
Balance – Sept 30, 2009	$20,000,000	$200	$3,000	(7,488)	$(4,288)

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(unaudited)

			Period From
			Date of Inception
	For the Nine Months Ended		(November 8, 2007)
	Sept 30,		Through
	2009	2008	Sept 30, 2009

Cash Flows from Operating Activities

Net Loss	$(2,680)	$—	$(7,488)

Non Cash Adjustments:
Common Stock Issued in Lieu of Expenses paid	—	—	20

Changed in Accrued Expenses	2,500		2,500

Net Cash Flows from Operating Activities	(180)	—	(4,968)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Advances from Officer	180	—	4,968

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
Sept 30, 2009

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
Sept 30, 2009

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
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $7,488 at Sept 30, 2009.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E -	Subsequent Events
Subsequent events were evaluated through December 8, 2009, the date the financial statements were issued.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
Sept 30, 2009

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 8, 2007(inception) to Sept 30, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

 HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
Sept 30, 2009

Liquidity and Capital Resources

At Sept 30, 2009, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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
Sept 30, 2009

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of Sept 30, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: December 8, 2009

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(Registrant)

/s/ Hollis Liu
Hollis Liu, President