Form 10-K
period 2009-12-31
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2010-04-16
CIK 1423588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

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

9660 Flair Drive, Suite 408
El Monte, CA 91731

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

Large Accelerated Filer ☐		Accelerated Filer ☐
Non-Accelerated Filer ☐	☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc.) could not be determined.

There were a total of 52,000,000 shares of the registrant’s common stock outstanding as of April 15 , 2010.

Documents Incorporated by Reference:

None.

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

Use of Terms

Except as otherwise indicated by the context, all references in this annual report to (i) the “Company,” “we,” “us” and “our” are to HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC , a Delaware corporation; (ii) “SEC” are to the Securities and Exchange Commission; (iii) “Securities Act” are to the Securities Act of 1933, as amended; (iv) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; and (v) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

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

Recent Developments

On December 18, 2009, our President, Hollis Liu, contributed additional capital in the amount of $300 and received in exchange 30,000,000 additional shares of common stock. On December 29, 2009 Alan J. Bailey became a Director and Chief Financial Officer and received 2,000,000 shares of common stock .
On January 18,2010 Ji Li, Ph.D. was appointed as special Cultural and Creative Advisor to the Board of Directors and Dee Bruce Sun, Ph.D was appointed as special Senior Capital Management Advisor to the Board of Directors.

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

Employees

We have no employees other than our officers who devote only a limited amount of time to our business.

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

Since our inception on November 8, 2007 through December 31, 2009, we have incurred a net loss of $(12,285). We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

All our issued and outstanding capital stock is owned and controlled by our Officers.

Our officers currently own all of our issued and outstanding capital stock, and therefore controls our operations and will have the ability to control all matters submitted to stockholders for approval, including:

•	election of our board of directors;

•	removal of any directors;

•	amendment of our Certificate of Incorporation or Bylaws; and

•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders thus have complete control over our management and affairs. Accordingly, their ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock, which may further affect its liquidity.

Our stockholders may have a minority interest in the Company following a merger or other business combination with an operating business.

If we consummate a merger or business combination with a company with a value in excess of the value of our Company and issue shares of common stock to the stockholders of such company as consideration for merging with us, our stockholders would own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors and control our Company.

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

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our current stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holder of common stock might be materially and adversely affected.

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

We neither rent nor own any properties. We utilize the office space and equipment at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

No matters were submitted during the fourth quarter of our 2009 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

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

As of April 15, 2010 , there were 2 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On March 25, 2009, our sole officer and director, Hollis Liu, contributed additional capital in the amount of $180 for state required filing fees and received in exchange 18,000,000 additional shares of common stock. On December 18, 2009, our President, Hollis Liu, contributed additional capital in the amount of $300 and received in exchange 30,000,000 additional shares of common stock. On December 29,2009 Alan J. Bailey became a Director and Chief Financial Officer and received 2,000,000 shares of common stock .

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2009.

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

Recent Developments

On December 18, 2009, our President, Hollis Liu, contributed additional capital in the amount of $300 and received in exchange 30,000,000 additional shares of common stock. On December 29,2009 Alan J. Bailey became a Director and Chief Financial Officer and received 2,000,000 shares of common stock .
On January 18,2010 Ji Li, Ph.D. was appointed as special Cultural and Creative Advisor to the Board of Directors and Dee Bruce Sun, Ph.D was appointed as special Senior Capital Management Advisor to the Board of Directors.

Plan of Operation

We have not realized any revenues from operations since our inception, and our plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. We may need additional cash advances from our stockholders or loans from other parties to pay for operating expenses until we consummate a merger or business combination with a privately-held operating company. Although it is currently anticipated that we can satisfy our cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, we can provide no assurance that we can continue to satisfy our cash requirements for such period.

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

Our officers are only required to devote a very limited portion of their time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

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

Since inception on November 8, 2007, we had no revenues and incurred a net loss of $(12,285). All general and administrative expenses of $(12,285) related primarily to accounting, legal and miscellaneous general and administrative fees that are applicable to all public companies.

Liquidity and Capital Resources

We had no cash on hand at December 31, 2009 and have no cash to meet ongoing expenses or debts that may accumulate. As of December 31, 2009, we had an accumulated deficit of $(12,285).

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position , or cash flow.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on our assessment, our management determined that, as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2009.

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

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Hollis Liu	40	President, Secretary and Director
Alan J Bailey	62	Chief Financial Officer and Director

Ms. Liu is the President of HIPAC, Inc., Principal of Hollywood Int’l Movie & TV Arts Institute.
Hollis Liu is an outstanding vocalist and accomplishment professor in the field of vocal education and training.

Alan. J Bailey has been a senior executive in the entertainment industry for approximately 35 years, and is a director and senior officer of several new media businesses. He is a Fellow of the UK Institute of Chartered Accountants.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Ms. Hollis Liu, our sole director, officer and stockholder, did file her Initial Statement of Beneficial Ownership of Securities on Form 3 by the due date. No other reports were required to be filed in fiscal year 2009.

Code of Ethics

We have adopted a Code of Ethics and an Insider Trading Policy as of January 18, 2010.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

We established a standing audit committee and an audit committee charter on January 18, 2010 together with an insider trader policy. Our Audit Committee consists of Hollis Liu (Chair) and Alan J. Bailey.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation – 2009 and 2008

For the year ended December 31, 2009, and through the date of this report, we have not paid any executive officer or director any cash or cash equivalent compensation. We have no agreements or understandings, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. We will undoubtedly pay compensation to officers and other employees should we succeed in acquiring a business that has funds available to pay such compensation.

Outstanding Equity Awards at Fiscal Year End

Except for the grant of 2,000,000 common shares on December 29,2009 to our Chief Financial Officer, none of our other executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2009.

Compensation of Directors

During the fiscal year ended December 31, 2009, there were no fees earned or paid in cash for services to our directors and no stock or stock options or other equity incentives were awarded to our directors. We have no standard arrangements in place to compensate our directors for their service as directors or as members of any committee of directors. In the future, if we retain non-employee directors, we may decide to compensate them for their service to us as directors and members of committees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 15,2010, certain information with respect to the beneficial ownership of our common stock by (i) each director and executive officer, (ii) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of common stock, and (iii) all directors and executive officers as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at 9660 Flair Drive, Suite 408, El Monte, CA 91731

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Alan J.Bailey	Chief Financial Officer and Director	Common Stock, $.00001 par value	2,000,000	4%
Hollis Liu	President, Secretary and Director	Common Stock, $.00001 par value	50,000,000	96%
All officers and directors as a group (1 person named above)		Common Stock, $.00001 par value	52,000,000	100%
5% Security Holders
Hollis Liu		Common Stock, $.00001 par value	50,000,000	100%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

As of April 15 , 2010, a total of 52,,000,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

On March 3, 2009, Hollis Liu purchased 2,000,000 shares of common stock from Ming Xu, the then sole shareholder, officer and director of the Company, in a private purchase transaction. On March 25,2009 and on December 18,2009 Hollis Liu was issued with 18,000,000 and 30,000,000 common stock respectively, and on December 29,2009 Alan J. Bailey was issued 2,000,000 common stock.

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

On March 25, 2009, our President, Secretary and director, Hollis Liu, contributed additional capital in the amount of $180 for state required filing fees and received in exchange 18,000,000 additional shares of common stock and was issued 30,000,000 additional shares of common stock on December 18,2009. On December 29,2009 our Chief Financial Officer and Director, Alan J. Bailey was issued with 2,000,000 common stock. Please see our disclosure under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Recent Developments” for more details regarding the Share Exchange Agreement.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal year ended December 31, 2009 and 2008:

	2009	2008
Audit Fees	$3,000	$3,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

TOTAL	$3,000	$3,000

EFP Rotenberg LLP is successor by merger to Rotenberg & Co, LLP has served as our independent registered public accounting firm since inception on November 7, 2007.

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by EFP Rotenberg LLP for our financial statements as of and for the year ended December 31, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference.

Exhibit No.	Description

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC
(FORMERLY KNOWN AS CHINA ENVIRONMENT HOLDINGS, INC.).
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hollywood Entertainment EDU Holding, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Hollywood Entertainment EDU Holding, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholder’s deficit, and cash flows for the year ended December 31, 2009 and for the period from date of inception (November 8, 2007) through December 31, 2009. China Environment Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Entertainment EDU Holding, Inc. (formerly known as China Environment Holdings, Inc.) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the year ended December 31, 2009 and for the period from date of inception (November 8, 2007) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Rochester, New York

April 15, 2010

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Balance Sheets
December 31, 2009

	December 31,		December 31,
	2009		2008
Assets:
Current Assets:	$		$
Cash		-		-
Total Current Assets		-		-
TOTAL ASSETS		$-		$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current Liabilities:	$		$
Accounts payable and accrued expenses		3,200		-
Advances from Officer		5,565		1,788
Total Current Liabilities		8,765		1,788
TOTAL LIABILITIES		8,765		1,788

Stockholders’ Deficit:

Common stock, $.00001 par value, authorized 100,000,000 shares 52,000,000 issued and outstanding at Dec.31,2009 (2,000,000 issued and outstanding at Dec.31,2008)		520		20

Additional paid in capital		3,000		3,000

Deficit accumulated during the development stage		(12,285)		(4,808)

Total Stockholders’ Deficit		(8,765)		(1,788)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT		$-		$-

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Statements of Operations

			Period From Date of Inception
	For the Years Ended		(November 8, 2007)
	December 31		Through
	2009	2008	December 31, 2009

Revenues	$—	$—	$—

Expenses
General and Administrative	7,477	3,000	12,285

Total Expenses	$7,477	$3,000	$12,285

Net Loss	$(7,477)	$(3,000)	$(12,285)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	9,352,496	2,000,000	6,504,170

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit
For the Period November 8, 2007 (Inception) through December 31, 2009

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (Deficit) During the Development Stage	Total Stockholders’ Deficit

Inception - November 8, 2007	-	$-	$-	$-	$-

Issuance of Stock to founder	2,000,000	20	-	-	20
Net Loss	-	-	-	(4,808)	(4,808)
Additional Paid In Capital	-	-	3,000	-	3,000
Balance December 31, 2008	2,000,000	20	3,000	(4,808)	(1,788)
Net Loss	-	-	-	(7,477)	(7,477)
Issuance of Stock to officers	50,000,000	500	-	-	500
Balance- December 31, 2009	52,000,000	520	3,000	(12,285)	(8,765)

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Statements of Cash Flows

			Period From
			Date of Inception
	For the Years Ended		(November 8, 2007)
	December 31,		Through
	2009	2008	December 31,2009

Cash Flows from Operating Activities

Net Loss	$(7,477)	$(3,000)	$(12,285)

Non Cash Adjustments:
Common Stock Issued in Lieu of Expenses paid	20	—	20

Change in Accrued Expenses	3,200	-	3,200

Net Cash Flows from Operating Activities	(4,257)	(3,000)	(9,045)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Advances from Officer	3,777	-	5,565
Issuance of Stock to Officer	480		480
Additional Paid-In Capital	-	3,000	3,000
Net Cash from Financing Activities	4,247	3,000	9,045

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 1 - Development Stage Company:

Nature of Operations

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC (“the Company”) , a development stage company, was incorporated in the State of Delaware on November 8, 2007 . The Company is looking to acquire an existing company or acquire the technology or enter into cooperation agreements with learning and educational institutions for training programs to begin operations.

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

Note 2 - Summary of Significant Accounting Policies:

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies follow:

Method of Accounting: These financial statements are prepared on the accrual basis of accounting in confirmity with accounting principles generally accepted in the United States of America

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. However, actual results may differ from the estimates.

Development Stage: The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development , and developing markets for its services. The Company prepares its financial statements in accordance with the requirements of FASB ASC 915 ( Prior authoritative literature Statement of Financial Accounting Standards No.7,”Accounting and Reporting by Development Stage Enterprises”).

Organizational Costs: Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the company. Organizational costs are expenses as incurred in accordance with FASB ASC 720-15( Prior authoritative literature Statement of Position 98-5,”Reporting on the Costs of Start-Up Activities”).

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

Income Taxes: The Company accounts for income taxes in accordance with FASB ASC 740-10 (Prior authoritative literature Statement of Financial Accounting Standards No.109, “Accounting for Income Taxes”), using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. . The method utilizes enacted statutory tax rates in effect for the year in which temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances.

Net loss per Common Share: The Company computes net loss per share in accordance with FASB ASC 260-10 (Prior authoritative literature : SFAS No.128, Earnings per Share and SEC Staff Accounting Bulletin No.98) . Under the provisions of ASC 260-10, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however , potential common shares are excluded if their effect is anti-dilutive.

Fair Value of Financial Instruments: The FASB ASC 320-12-65 (Prior authoritative literature: SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”), requires the determination of fair value of the Company’s financial assets and liabilities. The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. The carrying amounts of financial instruments including cash and advances from officer approximate their fair value because of their short maturities..

Note 3 - Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has had no revenue and has incurred accumulated net losses from November 8, 2007 (inception) through the period ended December 31, 2009 of $12,285. In addition, the Company’s development activities since inception have been financially sustained through equity financing and advances from an officer.

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

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

Note 4 – Shareholder’s Equity:

Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholder’s meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

No holder of shares of stock shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Note 5 - Income Taxes:

No current provision or benefit for federal income taxes has been recorded for the year ended December 31, 2009 or for any period from inception through December 31, 2009 as the Company has no taxable income or loss.

Note 6 - Related Party Transactions:

The Company utilizes the office space and equipment provided through an officer at no cost. Management estimates such amounts to be immaterial.

Note 7 – Recent Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position , or cash flow.

Note 8 – Subsequent Events:

Subsequent evcnts were evaluated through April 15, 2009, the date the financial statements were issued.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 15, 2010
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC

By:	/s/ Hollis Liu
Hollis Liu
President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hollis Liu	President, Secretary and Director	April 15 , 2010
Hollis Liu	(Principal Executive Officer)

/s/ Alan J. Bailey	Chief Financial Officer and Director	April 15 , 2010
Alan J. Bailey