Form 10-Q
period 2010-03-31
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2010-05-17
CIK 1423588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31,2010

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

17755 Rowland Street
City of Industry, CA 91748
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of  May 15, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	52,000,000

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

                                  HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL REPORTS
AT
MARCH 31,2010

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)

i

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS:
Current Assets:	$—	$—
Cash	—	—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Accrued Payable and Accrued Expenses	$950	$3,200
Advances from Officer	9,015	5,565
Total Current Liabilities	9,965	8,765
TOTAL LIABILITIES	9,965	8,765

STOCKHOLDERS’ DEFICIT:
Common stock,$.00001 par value, authorized 100,000,000 shares 52,000,000 issued and outstanding	520	520

Additional paid in capital	3,000	3,000

Deficit accumulated during the development stage	(13,485)	(12,285)

Total Stockholders’ Deficit	(9,965)	(8,765)

TOAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 (Unaudited)

			Period From Date of Inception
	For the Three Months Ended		(November 8, 2007)
	March 31		Through
	2010	2009	March 31, 2010

Revenues	$—	$—	$—

Expenses
General and Administrative	1,200	180	13,485

Total Expenses	$1,200	$180	$13,485

Net Loss	$(1,200)	$(180)	$(13,485)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	52,000,000	2,000,000	8,129,256

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit
For the Period November 8, 2007 (Inception) through March 31, 2010
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (Deficit) During the Development Stage	Total Stockholders’ Deficit

Inception - November 8, 2007	—	$—	$—	$—	$—

Issuance of Stock to founder	2,000,000	20	—	—	20
Net Loss	—	—	—	(4,808)	(4,808)
Additional Paid In Capital	—	—	3,000	—	3,000
Balance: December 31, 2008	2,000,000	20	3,000	(4,808)	(1,788)
Net Loss	—	—	—	(7,477)	(7,477)
Issuance of Stock to Officers	50,000,000	500	—	—	500
Balance: December 31, 2009	52,000,000	520	3,000	(12,285)	(8,765)
Net Loss	—	—	—	(1,200)	(1,200)
Balance: March 31,2010	52,000,000	520	3,000	(13,485)	(9,965)

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			Period From
			Date of Inception
	For the Three Months Ended		(November 8, 2007)
	March 31,		Through
	2010	2009	March 31,2010

Cash Flows from Operating Activities

Net Loss	$(1,200)	$(180)	$(13,485)

Non Cash Adjustments:
Common Stock Issued in Lieu of Expenses paid	—	—	20

Change in Accrued Expenses	(2,250)	—	950

Net Cash Flows from Operating Activities	(3,450)	(180)	(12,515)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Advances from Officer	3,450	—	9,015
Issuance of Stock to Officers	—		500
Additional Paid—In Capital	—	—	3,000
Net Cash from Financing Activities	3,450	—	12,515

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

NOTES TO FINANCIAL STATEMENTS

Note A -	The Company

Hollywood Entertainment EDU Holding, Inc., a development stage company (the “Company”), was incorporated under the laws of the State of Delaware on November 8, 2007.  As a “blank check company”, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company.  Accordingly, the Company is looking to acquire an existing company or acquire the technology or enter into cooperation and/or merger agreements with learning and educational institutions, with entertainment media related training programs, to begin operations.

On February 2, 2010 the Company entered into a cooperation agreement with the Musicians Institute, Hollywood, California with the objective of working together to increase and improve opportunities for Chinese students to receive contemporary music education both  in China and in Hollywood, and to authorize the development and marketing of the Musicians  Institute in China.

On April 2, 2010 the company entered into an agreement with the Tellhow Group, Nanchang,  Jiangxi, China, a leading designer and manufacturer of autonomous intellectual property technology products (“Tellhow”) whereby the company and Tellhow agreed to cooperate together to facilitate the merger of Tellhow’s 3D Animation Institute ( which presently has approximately 1,000 students)  with the Company, and the Company’s intent to work with Tellhow to establish a Hollywood-style training and educational center in Nanchang. This merger is targeted to be completed by the end of third quarter 2010, although no assurances however can be given that the Company will be successful in concluding this intent or will be successful in locating or negotiating with any other target businesses. To assist and support the Company in its current business objectives and negotiations , during first quarter 2010 the following advisors were  engaged by the Company to provide their ongoing expert advice and  expertise to the Company’s Board of Directors:

Mr.  Ji Li, Ph. D was appointed Cultural and Creative Advisor ..  Mr. Li  serves as executive director of the Cultural and Creative Industry Research Center at Tsinghua University, China

Mr. Dee Bruce Sun Ph. D was appointed  Senior Capital Management Advisor . Mr. Sun is a full professor at the Department of Information Systems, California State University-Long Beach, California and chairman of the Chinese Scholars Association-Southern California.

Mr. Billy Chung was appointed Media Production Advisor . Mr. Chung  is CEO and owner of R & C Studio Production and internet IPTV service provider WCETV, City of Industry, California.

Mr. Yiming Chen was appointed Animation Production Advisor. Mr. Chen is Secretary of the 3D Animation Committee of the China Electronic Chamber of Commerce, Beijing, China.

Mr. Andreas Kuhnis was appointed Senior Financial Advisor. Mr. Kuhnis is a former Director with Credit Suisse Bank in charge of inter-bank business with East Asia.

Ms. Qin Li  was appointed Senior Performing Arts Advisor. Ms. Li is Chairman of the BJAMC and BICAC artist management group and Chairman of the Beijing Olympic Production Group, producer of live shows for the Beijing Olympic Stadium and  venues in Taiwan in coordination with movie director Yimou Zhang.

Mr Keith Wyatt was appointed Senior Music Advisor. Mr. Wyatt is Vice President of Programs for the Musicians Institute, Hollywood, California and is a world renowned guitarist.

Mr. Kevin Rock was appointed Music Marketing Advisor. Mr. Rock is owner of Pink Cadillac Entertainment, a production support company and producer of  live  events throughout North America.

Note A -	The Company (Continued)

The Company expects to remunerate its Advisors with the future issuance of its stock commiserate with  the applicable degree of advice and other valuable services provided to the Company.

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

Method of Accounting and Recently Issued Accounting Policies

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $13,485 at March 31, 2010.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E – Subsequent Events

On April 20, 2010 the company entered into an agreement with the China Electronic Chamber of Commerce , Beijing, China 3D Animation Creation Committee (“CECC”) whereby the company and CECC agreed to cooperate together to establish advanced training programs for 3D animation , games, film and television production in Beijing.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 8, 2007(inception) to March 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

 HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

Liquidity and Capital Resources

At March 31, 2010, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3.	Quantitative and qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

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
March 31,2010

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of  March 31, 2010, our Principal Executive Officer and our  Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions.

Changes in Internal Controls.

On January 18, 2010, our Board of Directors adopted an Audit Committee Charter, Code of Ethics and Insider Trading Policy.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

The company changed its principal executive office on May 1 ,2010 to 17755 Rowland Street, City of Industry, CA 91748

Item 6.	Exhibits.

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302*

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002*

* Filed Herewith

(1) Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 8, 2007, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 15, 2010

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(Registrant)

/s/ Hollis Liu
Hollis Liu, President