Form 10-Q
period 2010-06-30
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2010-08-16
CIK 1423588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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
________________________________________________________________
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of  August 16, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	52,000,000

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL REPORTS
AT
JUNE 30, 2010

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Balance Sheets at June 30, 2010 (Unaudited) and December 31, 2009	F-1

Statements of Operations for the Six and Three Months Ended June 30, 2010 and 2009 and for the Period from Date of Inception (November 8, 2007) through June 30, 2010 (Unaudited)	F-2

Statement of Changes in Stockholders’ Deficit for the Period from Date of Inception (November 8, 2007) through June 30, 2010 (Unaudited)	F-3

Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and for the Period from Date of Inception (November 8, 2007) through June 30, 2010 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-6

i

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS:
Current Assets:
Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Accrued Payable and Accrued Expenses	$950	$3,200
Advances from Officer	10,288	5,565
Total Current Liabilities	11,238	8,765
TOTAL LIABILITIES	11,238	8,765

STOCKHOLDERS’ DEFICIT:
Common stock,$.00001 par value, authorized 100,000,000 shares 52,000,000 issued and outstanding	520	520

Additional paid in capital	3,000	3,000

Deficit accumulated during the development stage	(14,758)	(12,285)

Total Stockholders’ Deficit	(11,238)	(8,765)

TOAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 (Unaudited)

					Period From
					Date of Inception
	For the Six Months Ended		For the Three Months Ended		(November 8, 2007)
	June 30,		June 30,		Through
	2010	2009	2010	2009	June 30, 2010

Revenues	$—	$—	$—	$—	$—

Expenses
General and Administrative	2,473	2,180	1,273	—	14,758

Total Expenses	$2,473	$2,180	$1,273	$—	$14,758

Net Loss	$(2,473)	$(2,180)	$(1,273)	$—	$(14,758)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	52,000,000	7,602,888	52,000,000	20,000,000	9,112,590

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit
For the Period November 8, 2007 (Inception) through June 30, 2010
(Unaudited)

	Common Stock		Additional	Accumulated (Deficit) During the	Total
	Number of Shares	Amount	Paid in Capital	Development Stage	Stockholders’ Deficit

Inception - November 8, 2007	—	$—	$—	$—	$—

Issuance of Stock to founder	2,000,000	20	—	—	20
Net Loss	—	—	—	(4,808)	(4,808)
Additional Paid In Capital	—	—	3,000	—	3,000
Balance: December 31, 2008	2,000,000	20	3,000	(4,808)	(1,788)
Net Loss	—	—	—	(7,477)	(7,477)
Issuance of Stock to Officers	50,000,000	500	—	—	500
Balance: December 31, 2009	52,000,000	520	3,000	(12,285)	(8,765)
Net Loss	—	—	—	(2,473)	(2,473)
Balance: June 30,2010	52,000,000	520	3,000	(14,758)	(11,238)

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended		Period From Date of Inception (November 8, 2007)
	June 30,		Through
	2010	2009	June 30, 2010
Cash Flows from Operating Activities

Net Loss	$(2,473)	$(2,180)	$(14,758)

Non Cash Adjustments:
Common Stock Issued in Lieu of Expenses paid	—	—	20

Change in Accrued Expenses	(2,250)	2,000	950

Net Cash Flows from Operating Activities	(4,723)	(180)	(13,788)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Advances from Officer	4,723	180	10,288
Issuance of Stock to Officers	—		500
Additional Paid—In Capital	—	—	3,000
Net Cash from Financing Activities	4,723	180	13,788

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010

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

On April 2, 2010 the company entered into an agreement with the Tellhow Group, Nanchang,  Jiangxi, China, a leading designer and manufacturer of autonomous intellectual property technology products (“Tellhow”) whereby the company and Tellhow agreed to cooperate together to facilitate the merger of Tellhow’s 3D Animation Institute ( which presently has approximately 1,000 students)  with the Company, and the Company’s intent to work with Tellhow to establish a Hollywood-style training and educational center in Nanchang. This merger is targeted to be completed by the end of third quarter 2010, although no assurances  can be given that the Company will be successful in concluding this intent or will be successful in locating or negotiating with any other target businesses.

On April 20, 2010 the Company entered into an agreement with the China Electronic Chamber of Commerce  Beijing , China 3D Animation Creation Committee (“CECC”) whereby the company and CECC agreed to cooperate together to establish advanced training programs for 3D animation , games, film and television production in Beijing.

The Company expects to remunerate its Advisors with the future issuance of its stock commiserate with  applicable degree of advice and other valuable services provided to the Company.

The condensed financial statements of Hollywood Entertainment EDU Holding, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K  filed with the SEC.

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
June 30, 2010

Note C - Equity Securities

Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholder’s meetings for all purposes, including the election of directors.  The common stock does not have cumulative voting rights.

Note D - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $14,758 at June 30, 2010.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E – Subsequent Events

On April 20, 2010 the company entered into an agreement with the China Electronic Chamber of Commerce Beijing, China 3D Animation Creation Committee (“CECC”) whereby the company and CECC agreed to cooperate together to establish advanced training programs for 3D animation , games, film and television production in Beijing. As of June 30, 2010 this merger has not been completed, but is expected to be completed by the end of third quarter 2010.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 8, 2007(inception) to June 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At June 30, 2010, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of  June 30, 2010, our Principal Executive Officer and our  Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions.

Changes in Internal Controls.

 No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: August 16, 2010

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(Registrant)

/s/ Hollis Liu
Hollis Liu, President