Form 10-Q
period 2010-09-30
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2010-11-15
CIK 1423588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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
[Missing Graphic Reference]
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2010

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009	F-1

Statements of Operations for the Nine Months and Three Months Ended September 30, 2010 and 2009 and for the Period from Date of Inception (November 8, 2007) through September 30, 2010 (Unaudited)	F-2

Statement of Changes in Stockholders’ Deficit for the Period from Date of Inception (November 8, 2007) through September 30, 2010 (Unaudited)	F-3

Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and for the Period from Date of Inception (November 8, 2007) through September 30, 2010 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-6

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS:
Current Assets:
Cash	$—	$—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Accrued Payable and Accrued Expenses	$3,400	$3,200
Advances from Officer	10,288	5,565
Total Current Liabilities	13,688	8,765
TOTAL LIABILITIES	13,688	8,765

STOCKHOLDERS’ DEFICIT:
Common stock,$.00001 par value, authorized 100,000,000 shares 52,000,000 issued and outstanding	520	520

Additional paid in capital	3,000	3,000

Deficit accumulated during the development stage	(17,208)	(12,285)

Total Stockholders’ Deficit	(13,688)	(8,765)

TOAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 (Unaudited)

					Period From
					Date of Inception
	For the Nine Months Ended		For the Three Months Ended		(November 8, 2007)
	September 30,		September 30,		Through
	2010	2009	2010	2009	September 30, 2010

Revenues	$—	$—	$—	$—	$—

Expenses
General and Administrative	4,923	2,680	1,273	500	17,208

Total Expenses	$4,923	$2,680	$1,273	$500	$17,208

Net Loss	$(4,923)	$(2,680)	$(1,273)	$(500)	$(17,208)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	52,000,000	8,550,976	52,000,000	20,000,000	9,771,534

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit
For the Period November 8, 2007 (Inception) through September 30, 2010
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (Deficit) During the Development Stage	Total Stockholders’ Deficit

Inception - November 8, 2007	—	$—	$—	$—	$—

Issuance of Stock to founder	2,000,000	20	—	—	20
Net Loss	—	—	—	(4,808)	(4,808)
Additional Paid In Capital	—	—	3,000	—	3,000
Balance: December 31, 2008	2,000,000	20	3,000	(4,808)	(1,788)
Net Loss	—	—	—	(7,477)	(7,477)
Issuance of Stock to Officers	50,000,000	500	—	—	500
Balance: December 31, 2009	52,000,000	520	3,000	(12,285)	(8,765)
Net Loss	—	—	—	(4,923)	(4,923)
Balance: September 30,2010	52,000,000	$520	$3,000	$(17,208)	$(13,688)

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			Period From
			Date of Inception
	For the Nine Months Ended		(November 8, 2007)
	September 30,		Through
	2010	2009	September 30, 2010

Cash Flows from Operating Activities

Net Loss	$(4,923)	$(2,680)	$(17,208)

Non Cash Adjustments:
Common Stock Issued in Lieu of Expenses paid	—	—	20

Change in Accrued Expenses	200	2,500	3,400

Net Cash Flows from Operating Activities	(4,723)	(180)	(13,788)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Advances from Officer	4,723	180	10,288
Issuance of Stock to Officers	—		500
Additional Paid—In Capital	—	—	3,000
Net Cash from Financing Activities	4,723	180	13,788

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010

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

On April 2, 2010 the Company entered into an agreement with the Tellhow Group, Nanchang,  Jiangxi, China, a leading designer and manufacturer of autonomous intellectual property technology products (“Tellhow”) whereby the Company and Tellhow agreed to cooperate together to facilitate the merger of Tellhow’s 3D Animation Institute ( which presently has approximately 1,000 students)  with the Company, and the Company’s intent to work with Tellhow to establish a Hollywood-style training and educational center in Nanchang. Discussions regarding this proposed  merger are ongoing, although no assurances  can be given that the Company will be successful in concluding this intent or will be successful in locating or negotiating with any other target businesses.

On April 20, 2010 the company entered into an agreement with the China Electronic Chamber of Commerce , Beijing, China 3D Animation Creation Committee (“CECC”) whereby the Company and CECC agreed to cooperate together to establish advanced training programs for 3D animation , games, film and television production in Beijing. Similarly, discussions regarding this potential opportunity are on-going, although no assurances however can be given that the Company will be successful in concluding this intent or will be successful in locating or negotiating with any other target businesses.

Over the period September 17 through September 19, 2010, the Company was a key sponsor and supporter of  the 2010 American International Film Festival which took place in San Gabriel, California and which successfully showcased more than 55 feature length motion pictures, animated movies , shorts and documentaries , including films and shorts produced by film students, to a large audience of Chinese , American and European filmmakers and moviegoers.

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

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010

Note B – Summary of Significant Accounting Policies

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $17,208 at September 30, 2010.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E – Subsequent Events

During October 2010,  the Principal Executive Officer made additional advances totaling $ 2,450 which were applied to reduce the Company’s accounts payable.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010

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

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 8, 2007(inception) to September 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At September 30, 2010, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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
September 30, 2010

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of  September 30, 2010, our Principal Executive Officer and our  Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for
 Form 10-Q.

We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions.

Changes in Internal Controls.

 No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
September 30, 2010

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

Dated: November 12, 2010

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(Registrant)

/s/ Hollis Liu
Hollis Liu, President