Form 10-K
period 2010-12-31
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2011-04-15
CIK 1423588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

There were a total of 52,000,000 shares of the registrant’s common stock outstanding as of April 15, 2011.

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

On April 20, 2010 the company entered into an agreement with the China Electronic Chamber of Commerce , Beijing, China 3D Animation Creation Committee whereby the Company and CECC agreed to cooperate together to establish advanced training programs for 3D animation, games, film and television production in Beijing. Similarly, discussions regarding this potential opportunity are on-going, although no assurances however can be given that the Company will be successful in concluding this intent or will be successful in locating or negotiating with any other target businesses.

Over the period September 17 through September 19, 2010, the Company was a key sponsor and supporter of the 2010 American International Film Festival which took place in San Gabriel, California and which successfully showcased more than 55 feature length motion pictures, animated movies, shorts and documentaries, including films and shorts produced by film students, to a large audience of Chinese, American and European filmmakers and moviegoers.

On November 12, 2010 the Company entered into a cooperation agreement with the Shandong United University, Shandong, China, a comprehensive university which include 8 colleges and 44 educational programs with the capacity to train 10,000 students, whereby the Company and Shandong United University agreed to cooperate together to facilitate the merger of Shandong United University’s 4 colleges of Film, Arts, Animation and English with the Company. The Company intends to work with Shandong United University to establish a Hollywood-style training and educational center in Shandong with the capacity to train 2,000 students. Discussions regarding this proposed merger are ongoing, although no assurances can be given that the Company will be successful in concluding this intent or will be successful in locating or negotiating with any other target businesses.

On November 17, 2010 the Company entered into a cooperation agreement with the Animation Creative Professional Committee of the China Electronic Chamber of Commerce and Investment and Development Co. Ltd. of ChengDu WuHou Industrial  Park  (Government Owned ) , Chengdu, Sichuan, China, a multi-industry zone (which has an IT Software Animation Creative Industrial Park , Software R & D and a service outsourcing center, with land of 750 Mu and a  building of 1 million square meters),  whereby the Company, with both the CECC Animation Creative Professional Committee and the Investment and Development Co. Ltd. of the WuHou government, agreed to set up the Company’s Animation Training Center and Facility  (Hollywood Technique) in ChengDu WuHou Industrial Park to train between 2,000 to 3,000 students in the field of Animation.

On November 22, 2010 the Company entered into a letter of intent with the Jiangxi Animation Co.,Ltd. of the Tellhow Group, Nanchang,  Jiangxi, China, a complex comprising the Animation Production Co. and Tellhow Animation College. The Company and Jiangxi Animation Co.,Ltd. of Tellhow Group agreed to set up the Company’s animation training center in Nanchang ( with a capacity to train 1,000 students ) upon an investment of 100 million Yuan RMB by the Tellhow Group to establish the Hollywood Animation College within the Tellhow Animation College. Both also agreed to cooperate together to facilitate the merger of Tellhow’s 3D Animation Training centers with the Company, and the Company’s intent to work with Tellhow to develop the Animation Zone of Tellhow in Jiangxi.

On December 29, 2010 the Company entered into a collaboration agreement with Beijing Artists Management Corp., Ltd. (which holds the First-Class Qualification for a performance agency in China and is owned by Beijing State-Owned Assets Management Co., Ltd and Beijing Cultural Facilities Management Center).  The Company and the Beijing Artists Management Corp., Ltd. agreed to establish the Company’s training center with the capacity to train 3,000 students annually in both animation and film acting. The Beijing Artists Management Corp., Ltd. will provide a building and facility to the Company as its branch office in Beijing.

On March 7, 2011 the Company entered into a collaboration agreement with Sanborn Studios, LLC whereby both parties agreed to collaborate together to develop comprehensive educational and training programs involving the bringing of Chinese students to Florida to further their education in media entertainment and production with accredited educational institutions in Florida, USA.

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

Since our inception on November 8, 2007 through December 31, 2010, we have incurred a net loss of $39,326. We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable

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

No matters were submitted during the fourth quarter of our 2010 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

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

Approximate Number of Holders of Our common stock
As of April 15, 2011, there were 2 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities
None.

Purchases of Our Equity Securities
No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2010.

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

Since inception on November 8, 2007, we had no revenues and incurred a net loss of $39,326. The Company’s accumulated net loss of  $39,326 related primarily to accounting, legal, travel and miscellaneous general and administrative fees.

Liquidity and Capital Resources

We had no cash on hand at December 31, 2010 and have no cash to meet ongoing expenses or debts that may accumulate. As of December 31, 2010, we had an accumulated deficit of $39,326.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item begin on page F-1 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on our assessment, our management determined that, as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to final rulings of the SEC that permit small business filers to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Hollis Liu	41	President, Secretary and Director
Alan J Bailey	63	Chief Financial Officer and Director

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Ms. Hollis Liu, our sole director, officer and stockholder, did file her Initial Statement of Beneficial Ownership of Securities on Form 3 by the due date. No other reports were required to be filed in fiscal year 2010.

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

Summary Compensation – 2010 and 2009

For the year ended December 31, 2010, and through the date of this report, we have not paid any executive officer or director any cash or cash equivalent compensation. We have no agreements or understandings, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. We will undoubtedly pay compensation to officers and other employees should we succeed in acquiring a business that has funds available to pay such compensation.

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

During the fiscal year ended December 31, 2010, there were no fees earned or paid in cash for services to our directors and no stock or stock options or other equity incentives were awarded to our directors. We have no standard arrangements in place to compensate our directors for their service as directors or as members of any committee of directors. In the future, if we retain non-employee directors, we may decide to compensate them for their service to us as directors and members of committees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 15,2011, certain information with respect to the beneficial ownership of our common stock by (i) each director and executive officer, (ii) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of common stock, and (iii) all directors and executive officers as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at 9660 Flair Drive, Suite 408, El Monte, CA 91731

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Alan J. Bailey	Chief Financial Officer and Director	Common Stock, $.00001 par value	2,000,000	4%
Hollis Liu	President, Secretary and Director	Common Stock, $.00001 par value	50,000,000	96%
All officers and directors as a group (1 person named above)		Common Stock, $.00001 par value	52,000,000	100%
5% Security Holders
Hollis Liu		Common Stock, $.00001 par value	50,000,000	100%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

As of April 15, 2011, a total of 52,000,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

None.

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

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal year ended December 31, 2010 and 2009:

	2010	2009
Audit Fees	$3,900	$3,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

TOTAL	$3,900	$3,000

EFP Rotenberg LLP  has served as our independent registered public accounting firm since inception on November 7, 2007.

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by EFP Rotenberg LLP for our financial statements as of and for the year ended December 31, 2010.

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

*Filed herewith

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC
(A Development Stage Company.)

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Hollywood Entertainment EDU Holdings, Inc.

We have audited the accompanying balance sheets of Hollywood Entertainment EDU Holdings, Inc. (A Development Stage Enterprise) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from date of inception (November 8, 2007) through December 31, 2010. Hollywood Entertainment EDU Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Entertainment EDU Holdings, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from date of inception (November 8, 2007) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York
April 14, 2011

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Balance Sheets
 As of December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009
Assets:
Current Assets:
Cash	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current Liabilities:
Accounts payable and accrued expenses	$1,900	$3,200
Advances from Officer	33,906	5,565
Total Current Liabilities	35,806	8,765
TOTAL LIABILITIES	35,806	8,765

Stockholders’ Deficit:

Common stock, $.00001 par value, authorized 100,000,000 shares 52,000,000 issued and outstanding at Dec.31,2010 and at Dec.31,2009	520	520

Additional paid in capital	3,000	3,000

Deficit accumulated during the development stage	(39,326)	(12,285)

Total Stockholders’ Deficit	(35,806)	(8,765)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Statements of Operations

			Period From Date of Inception
	For the Years Ended		(November 8, 2007)
	December 31		Through
	2010	2009	December 31, 2010

Revenues	$—	$—	$—

Expenses
General and Administrative	27,041	7,477	39,326

Total Expenses	27,041	7,477	39,326

Net Loss	$(27,041)	$(7,477)	$(39,326)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	52,000,000	9,352,496	10,236,220

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit
For the Period November 8, 2007 (Inception) through December 31, 2010

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (Deficit) During the Development Stage	Total Stockholders’ Deficit

Inception - November 8, 2007	-	$-	$-	$-	$-

Issuance of Stock to Officer	2,000,000	20	-	-	20
Net Loss	-	-	-	(4,808)	(4,808)
Additional Paid In Capital	-	-	3,000	-	3,000
Balance December 31, 2008	2,000,000	20	3,000	(4,808)	(1,788)
Net Loss	-	-	-	(7,477)	(7,477)
Issuance of Stock to officer	50,000,000	500	-	-	500
Balance- December 31, 2009	52,000,000	520	3,000	(12,285)	(8,765)

Net Loss	-	-	-	(27,041)	(27,041)
Balance- December 31, 2010	52,000,000	520	3,000	(39,326)	(35,806)

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Statements of Cash Flows

			Period From
			Date of Inception
	For the Years Ended		(November 8, 2007)
	December 31,		Through
	2010	2009	December 31, 2010

Cash Flows from Operating Activities

Net Loss	$(27,041)	$(7,477)	$(39,326)

Non Cash Adjustments:
Common Stock Issued in Lieu of Expenses paid	-	-	20

Change in Accrued Expenses	(1,300)	3,200	1,900

Net Cash Flows from Operating Activities	(28,341)	(4,277)	(37,406)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Advances from Officer	28,341	3,777	33,906
Issuance of Stock to Officer	-	500	500
Additional Paid-In Capital	-	-	3,000
Net Cash from Financing Activities	28,341	4,277	37,406

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

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

Note 2 - Summary of Significant Accounting Policies:

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies follow:

Method of Accounting: These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. However, actual results may differ from the estimates.

Development Stage: The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services. The Company prepares its financial statements in accordance with the requirements of FASB ASC 915 ( Prior authoritative literature Statement of Financial Accounting Standards No.7,”Accounting and Reporting by Development Stage Enterprises”).

Organizational Costs: Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the company. Organizational costs are expenses as incurred in accordance with FASB ASC 720-15( Prior authoritative literature Statement of Position 98-5,”Reporting on the Costs of Start-Up Activities”).

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

Income Taxes: The Company accounts for income taxes in accordance with FASB ASC 740-10 “Accounting for Income Taxes”, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. . The method utilizes enacted statutory tax rates in effect for the year in which temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The Company has no uncertain tax positions. The net operating loss carry forward for tax purposes has been fully reserved.

Net loss per Common Share: The Company computes net loss per share in accordance with FASB ASC 260-10 Earnings per Share and SEC Staff Accounting Bulletin No.98. Under the provisions of ASC 260-10, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however , potential common shares are excluded if their effect is anti-dilutive.

Fair Value of Financial Instruments: The FASB ASC 320-12-65 “Disclosures about Fair Value of Financial Instruments”, requires the determination of fair value of the Company’s financial assets and liabilities. The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. The carrying amounts of financial instruments including cash and advances from officer approximate their fair value because of their short maturities..

Note 3 - Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has had no revenue and has incurred accumulated net losses from November 8, 2007 (inception) through the period ended December 31, 2010 of $39,326. In addition, the Company’s development activities since inception have been financially sustained through equity financing and advances from an officer.

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

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

Note 4 – Shareholder’s Equity:

Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholders meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

No holder of shares of stock shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Note 5 - Income Taxes:

No current provision or benefit for federal income taxes has been recorded for the year ended December 31, 2010 or for any period from inception through December 31, 2010 as the Company has no taxable income.

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

Note 8 – Subsequent Events:

On March 7, 2011 the Company entered into a collaboration agreement with Sanborn Studios, LLC whereby both parties agreed to collaborate together to develop comprehensive educational and training programs involving the bringing of Chinese students to Florida to further their education in media entertainment and production with accredited educational institutions in Florida, USA.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 15, 2011
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC

By:	/s/ Hollis Liu
Hollis Liu
President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hollis Liu	President, Secretary and Director	April 15 , 2011
Hollis Liu	(Principal Executive Officer)

/s/ Alan J. Bailey	Chief Financial Officer and Director	April 15 , 2011
Alan J. Bailey