Form 10-Q
period 2011-03-31
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2011-05-13
CIK 1423588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31,2011

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

1875 Century Park East, Suite 6073
   Century City, CA 90067
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of  May 15, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	52,000,000

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL REPORTS
AT
MARCH 31,2011

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)

i

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS:
Current Assets:	$—	$—
Cash	—	—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDER’S DEFICIT:
Accrued Payable and Accrued Expenses	$2,875	$1,900
Advances from Officer	33,906	33,906
Total Current Liabilities	36,781	35,806
TOTAL LIABILITIES	36,781	35,806

STOCKHOLDERS’ DEFICIT:
Common stock,$.00001 par value, authorized 100,000,000 shares 52,000,000 issued and outstanding at March 31, 2011 and March 31, 2010	520	520

Additional paid in capital	3,000	3,000

Deficit accumulated during the development stage	(40,301)	(39,326)

Total Stockholders’ Deficit	(36,781)	(35,806)

TOAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 (Unaudited)

			Period From Date of Inception
	For the Three Months Ended		(November 8, 2007) Through
	March 31		March 31,
	2011	2010	2011
Revenues	$—	$—	$—

Expenses
General and Administrative	975	1,200	40,301

Total Expenses	$975	$1,200	$40,301

Net Loss	$(975)	$(1,200)	$(40,301)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	52,000,000	52,000,000	10,520,548

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit
For the Period November 8, 2007 (Inception) through March 31, 2011
(Unaudited)

	Common Stock		Additional	Accumulated (Deficit) During the	Total
	Number of Shares	Amount	Paid in Capital	Development Stage	Stockholders’ Deficit

Inception - November 8, 2007	—	$—	$—	$—	$—
Balance: December 31, 2007	—	—	—	—	—
Issuance of Stock to Officer	2,000,000	20	—	—	20
Net Loss	—	—	—	(4,808)	(4,808)
Additional Paid In Capital	—	—	3,000	—	3,000
Balance: December 31, 2008	2,000,000	20	3,000	(4,808)	(1,788)
Net Loss	—	—	—	(7,477)	(7,477)
Issuance of Stock to Officers	50,000,000	500	—	—	500
Balance: December 31, 2009	52,000,000	520	3,000	(12,285)	(8,765)
Net Loss	—	—	—	(27,041)	(27,041)
Balance: December 31, 2010	52,000,000	520	3,000	(39,326)	(35,806)
Net Loss	—	—	—	(975)	(975)
Balance: March 31, 2011	52,000,000	$520	$3,000	$(40,301)	$(36,781)

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,		Period From Date of Inception (November 8, 2007) Through March 31,
	2011	2010	2011
Cash Flows from Operating Activities

Net Loss	$(975)	$(1,200)	$(40,301)

Non Cash Adjustments:
Common Stock Issued in Lieu of Expenses paid	—	—	20

Change in Accrued Expenses	975	(2,250)	2,875

Net Cash Flows from Operating Activities	—	(3,450)	(37,406)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Advances from Officer	__	3,450	33,906
Issuance of Stock to Officers	—		500
Additional Paid—In Capital	—	—	3,000
Net Cash from Financing Activities	__	3,450	37,406

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011

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

Note C - Equity Securities

Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholder’s meetings for all purposes, including the election of directors.  The common stock does not have cumulative voting rights

Note D – Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $ 40,301 at March 31, 2011.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011

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

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company’s securities may depress the market value of the Company’s securities in the future if such a market develops, of which there is no assurance. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings.

Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s shareholders at such time.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates and to enter into certain collaboration agreements . No revenue has been generated by the Company from November 8, 2007(inception) to March 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company or when the collaboration  agreements previously entered  into create income, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, administrative and other professional service fees.

 HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011

Liquidity and Capital Resources

At March 31, 2011, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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
March 31, 2011

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of  March 31, 2011, our Principal Executive Officer and our  Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Change in Internal Controls

No change in our internal control over financial reporting ( as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

The company changed its principal executive office on May 1, 2011 to 1875 Century Park East, Suite 6073, Century City, CA 90067.

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

Dated: May 15, 2011

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(Registrant)

/s/ Hollis Liu
Hollis Liu, President