Form 10-Q
period 2011-09-30
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2011-11-14
CIK 1423588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of  September 15, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	52,000,000

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2011

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2010	F-1

StStatements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 and for the Period from Date of Inception (November 8, 2007) through September 30, 2011 (Unaudited)	F-2

StStatement of Changes in Stockholders’ Deficit for the Period from Date of Inception (November 8, 2007) through September 30, 2011 (Unaudited)	F-3

StStatements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and for the Period from Date of Inception (November 8, 2007) through September 30, 2011 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-6

i

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
BALANCE SHEETS

	Sept. 30, 2011 (Unaudited)	December 31, 2010
ASSETS:
Current Assets:	$—	$—
Cash	—	—
Total Current Assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Accrued Payable and Accrued Expenses	$975	$1,900
Advances from Officer	38,900	33,906
Total Current Liabilities	39,875	35,806
TOTAL LIABILITIES	39,875	35,806

STOCKHOLDERS’ DEFICIT:
C Common stock, $0.00001 par value, authorized 100,000,000 shares, 52,000,000 issued and outstanding at September 30, 2011 and December 31, 2010	520	520

Additional paid in capital	3,000	3,000

Deficit accumulated during the development stage	(43,395)	(39,326)

Total Stockholders’ Deficit	(39,875)	(35,806)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 (Unaudited)

					Period From
					Date of Inception
	For the Nine Months Ended		For the Three Months Ended		(November 8, 2007)
	September 30,		September 30,		Through
	2011	2010	2011	2010	Sept. 30, 2011

R Revenues	$—	$—	$—	$—	$—

E Expenses
G General and Administrative	4,069	4,973	2,000	1,273	43,395

T Total Expenses	$4,069	$4,973	$2,000	$1,273	$43,395

N Net Loss	$(4,069)	$(4,973)	$(2,000)	$(1,273)	$(43,395)

L Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WWeighted Average Common Shares Outstanding - Basic and Diluted	52,000,000	52,000,000	52,000,000	52,000,000	11,067,181

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit
For the Period November 8, 2007 (Inception) through September 30, 2011
(Unaudited)

	Common Stock		Additional	Accumulated (Deficit) During the	Total
	Number of Shares	Amount	Paid in Capital	Development Stage	Stockholders’ Deficit

InInception - November 8, 2007	—	$—	$—	$—	$—
B Balance: December 31, 2007	—	—	—	—	—
Is Issuance of Stock to Officer	2,000,000	20	—	—	20
Net Loss	—	—	—	(4,808)	(4,808)
A Additional Paid In Capital	—	—	3,000	—	3,000
B Balance: December 31, 2008	2,000,000	20	3,000	(4,808)	(1,788)
Net Loss	—	—	—	(7,477)	(7,477)
Is Issuance of Stock to Officers	50,000,000	500	—	—	500
B Balance: December 31, 2009	52,000,000	520	3,000	(12,285)	(8,765)
Net Loss	—	—	—	(27,041)	(27,041)
B Balance: December 31, 2010	52,000,000	520	3,000	(39,326)	(35,806)
Net Loss	—	—	—	(4,069)	(4,069)
Balance: September 30, 2011	52,000,000	$520	$3,000	$(43,395)	$(39,875)

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,		Period From Date of Inception (November 8, 2007) Through Sept. 30,
	2011	2010	2011
C Cash Flows from Operating Activities

Net Loss	$(4,069)	$(4,923)	$(43,395)

Non Cash Adjustments:
C Common Stock Issued in Lieu of Expenses paid	—	—	20

Change in Accrued Expenses	(925)	200	975

Net Cash Flows from Operating Activities	(4,994)	(4,723)	(42,400)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Advances from Officer	4,994	4,723	38,900
Issuance of Stock to Officers	—		500
Additional Paid—In Capital	—	—	3,000
Net Cash from Financing Activities	4,994	4,723	42,400

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

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

During the quarter ending September 30, 2011 the Company entered  into a contract with the China Overseas-Educated  Scholar Foundation , whereby both the Foundation and  the company agreed to facilitate the placement by the Company of thousands of Chinese students in the U.S. in the fields of contemporary music, film production, animation, and digital games production with educational institutions in Hollywood and Los Angeles, California and  in Florida .On August 1,2011 the Company entered into  a Memorandum of Understanding with California State University, Los Angeles (“CSULA”), whereby each party agreed to work together to facilitate the placement of Chinese students  in CSULA’s animation certificate program commencing summer 2012.

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

Note C - Equity Securities

Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholders’ meetings for all purposes, including the election of directors.  The common stock does not have cumulative voting rights

Note D – Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $ 43,395 at September 30, 2011.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates and to enter into certain collaboration agreements . No revenue has been generated by the Company from November 8, 2007(inception) to September 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company or when the collaboration  agreements previously entered  into create income, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, administrative and other professional service fees.

 HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Liquidity and Capital Resources

At September 30, 2011, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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
September 30, 2011

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of  September 30, 2011, our Principal Executive Officer and our  Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Change in Internal Controls

No change in our internal control over financial reporting ( as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) occurred during the fiscal quarter ended  September 30, 2011 that has materially affected, or  is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 15, 2011

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(Registrant)

/s/ Hollis Liu
Hollis Liu, President