Form 10-K
period 2011-12-31
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2012-04-05
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

1875 Century Park East, 6th Floor, Suite 73,

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

There were a total of 52,000,000 shares of the registrant’s common stock outstanding as of April 5, 2012

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

Our History and Background

We were incorporated in the State of Delaware on November 8, 2007. Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business and/or entering into collaboration and joint venture agreements with existing businesses compatible with our core business objectives. Since the effectiveness of our registration statement on Form 10-SB, we have focused our efforts on identifying a possible business combination and/or compatible joint ventures.

Overview of Our Business

To date, we have been a shell company with the intent to enter into a business combination with one or more privately held businesses since we believe that we would be attractive to privately held operating companies interested in becoming publicly traded by means of a business combination with us, without offering their own securities to the public. We still hold to this previous view. However, in fourth quarter 2011 we received a fee from the placement of Chinese students with an educational institution in Los Angeles and reflected this as revenue. We intend to explore similar opportunities and may receive future revenue from this type of activity. In addition, we are planning to organize training centers for Chinese students both in China and in the US, focusing on 3D animation and video game instruction which we expect will commence to operate by mid-2012. Meanwhile, until these potential plans materialize, we still consider ourselves to be a shell and we continue to be unrestricted in our search for business combination candidates in any particular geographical area, industry or industry segment, and may enter into a combination or joint venture with a private business engaged in any line of business particularly that associated with the entertainment industry. Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate.

If we effect a business combination with any entity unaffiliated with our current management, our current officers and directors may be required to resign their directorships and officer positions with us in connection with our consummation of a business combination (see “Form of Acquisition” below). In such an instance, our current management may not have any control over the conduct of our business following the completion of such business combination.

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

Post Combination Activities

Management anticipates that, following consummation of a combination, control of us may change as a result of the issuance of additional common stock to the stockholders of the business acquired in the combination. Once ownership control has changed, it is likely that the new controlling stockholders will call a meeting for the purpose of replacing our incumbent directors with candidates of their own, and that the new directors will then replace the incumbent officers with their own nominees. Rule 14f-1 under the Exchange Act requires that, if in connection with a business combination or sale of our control there should arise any arrangement or understanding for a change in a majority of our directors and the change in the board of directors is not approved in advance by our stockholders at a stockholder meeting, then none of the new directors may take office until at least ten (10) days after an information statement has been filed with the SEC and sent to our stockholders. The information statement furnished must as a practical matter include the information required by Items 6(a), (d) and (e), 7 and 8 of Schedule 14A of Regulation 14A in a proxy statement.

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

Recent Developments

On November 7, 2011 a Collaboration Intent Agreement was reached between the Company and the Animation Association Shijiazhuang City in China whereby the Shi Jia Zhuang Animation Association agreed to provide its cultural and industrial businesses, companies and resources, as well as arranging for local government to collaborate with the Company, to further develop the Chinese cultural industry in areas such as animation, film production, art, performance and music training.

On December 5, 2011 a Collaboration Agreement was reached between the Company and Beijing MMYG Culture Media Co. Ltd in Beijing. Beijing MMYG Culture Media Co. Ltd is a leading company in collaboration with the China Cultural Creation Center of Tsinghua University and the Culture and Arts Talent Center of the Cultural Ministry of China,. The parties will jointly conduct a training project under the Cultural Ministry of China in the education and training of personnel both from government and private enterprise. The parties also agree to fully cooperate in education and training in fields such as filmmaking, film & TV animation and contemporary music. Through their cooperation with the Tsinghua University and the Culture and Art Center of the Cultural Ministry of China, both parties will conduct this training project under the authority of the Cultural Ministry of China to formulate and implement advanced training plans in China. According to the Agreement, the parties will work together to establish centers for the industry training project – with the Company establishing EEDU Training Centers both in Hollywood, California as well as in provinces in China. The Company expects that more than 3,000 people from the Government and private enterprise will be trained and educated in those Training Centers to meet the requirements of the Chinese market.

On March 5, 2012, the Company entered into a long term cooperation agreement with TOEIC English, Beijing, China which is a professional English Education Institution having trained more than 6,000 Chinese students in high quality English. It has two large training centers, in the prime locations in Beijing, which will now become Training Centers of the Company to teach such topics as Film and Animation, Pop Music, Acting and other cultural arts, in addition to continuing English training. The Company plans to also invite selected TOEIC students to continue their education in the Us in addition to working with TOEIC to expand training centers and educational branches to the other areas of China outside Beijing.

Recent Developments(Continued)

On March 5, 2012 the Company concluded a letter of intent with the International Academy of Film and Television (“IAFT”) by which each agreed to collaborate together to organize and operate on going three week Certification and Training Courses in 3D Animation and Video Game Production, for up to 25 participants at one time, at the new IAFT educational facility in Burbank, California. This will be primarily for applicants from the entertainment industry in China who wish to gain hands on post graduate training and professional work enhancement with industry experts in the U.S. The company and IAFT will share the net proceeds from these training courses after deducting operating costs, with the expectation that this ongoing program will commence no later than June, 2012.

Competition

We face significant competition from other companies with similar objectives. We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

We have no employees other than our officers.

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

There may be conflicts of interest as a result of our management being involved with other companies which may result in decisions that are adverse to our business.

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

Our management is currently or in the future may become, involved with other companies, and in our pursuit of business combinations, conflicts with such other companies may arise. If we desire to take advantage of the same opportunities then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine which company will be entitled to proceed with the proposed transaction. These conflicts may result in management decisions that could negatively affect our operations and potentially result in the loss of opportunities.

We have a limited operating history and limited revenues or earnings from operations.

We have a limited operating history and only limited revenues or earnings from operations since inception. We have no significant assets or financial resources.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger, other business combination with a private company or until our own operations better develop. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business or unless our own operations substantially increase. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever. In addition, we cannot assure you that our own operations will be profitable.

Since our inception on November 8, 2007 through December 31, 2011, we have accumulated a net loss of $ 29,264. We expect that we will incur losses at least until our operations generate more substantial revenue or until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

Our officers and directors serve on a part-time basis and we will are solely dependent on them. We lack the funds or other incentives to hire full-time experienced management. Each of our management members has other employment or business interests to which they devote their attention and will continue to do so, devoting time to us only on an as-needed basis. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

As of April 5, 2012, there were 2 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended December 31, 2011.

Change in Officers

Hollis Liu resigned as Chief Executive Officer effective January 23, 2012.

However, Ms. Liu retains her title as President of the Company and remains as a member of the Board of Directors and Chair of the Audit Committee.

David Lau was appointed Chief Executive Officer and member of the Board of Directors of the Company effective January 23, 2012.

Mr. Lau is a senior strategist and coordinator in the film and entertainment industry in both Hollywood and China. Mr. Lau currently serves as an independent Director and Chinese General Advisor to the Sanborn Film and Television Institute - University of South Florida; as Vice Chairmen of SAAF Artists Foundation; as a Member on the Board of Directors of the AIAA Animation Association; as a Senior Advisor to the Animation Professional Committee of the China Electronic Chamber of Commerce and as the Overseas Director of the WRSA Entrepreneur Alliance. With decades of experience, he has assisted in the production of such motion pictures as “The Terminal” with OSCAR academy award winner Steven Spielberg and starring OSCAR academy awards winners Tom Hanks and Catherine Zeta-Jones; and “Collateral” starring world movie star Tom Cruise and OSCAR academy awards winner Jamie Foxx. Mr. Lau has also worked on many Chinese film and television projects.

Mr. Lau’s work experience extends to the successful management of many institutional and enterprise organizations , including directing and participating in International EXPOs in Los Angeles, Concerts in Las Vegas, International Arts Exhibitions and International Film Festivals, as well as attending many International Film and Animation events and China-US Cultural and Economy Exchange events as an overseas expert.

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

Management believes that we have been, and are currently, a shell company that intends to enter into a business combination with one or more privately held businesses since we believe that we would be attractive to privately held operating companies interested in becoming publicly traded by means of a business combination with us, without offering their own securities to the public. While we continue to still hold to our previous view, during fourth quarter 2011 we recognized fee revenue from the placement of Chinese students with an educational institution in Los Angeles and we intend to continue to explore similar activity in 2012. In addition, we are planning the organization and operation of training centers for Chinese students both in China and in the US, focusing on 3D animation and video game instruction. Meanwhile, we continue to be unrestricted in our search for business combination candidates in any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, particularly those associated with the entertainment industry. Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate.

Plan of Operation

While our original plan was solely to locate a suitable acquisition or merger candidate and consummate a business combination, we also intend to act as a placement service in placing Chinese students with educational institutions in Los Angeles. In addition, we are planning to organize and operate training centers for Chinese students both in China and in the US, focusing on 3D animation and video game instruction. We may need additional cash advances from our stockholders or loans from other parties to pay for operating expenses until we consummate a merger or business combination with a privately-held operating company, or until we generate sufficient revenues from our placement services or from our training centers. Although it is currently anticipated that we can satisfy our cash requirements with additional cash advances or loans from our officers, if needed, for at least the next twelve months, we can provide no assurance that we can continue to satisfy our cash requirements for such period.

Since our formation on November 8, 2007 through third quarter 2011, our main purpose has been to effect a business combination with an operating business which we believe has significant growth potential. While we currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine, we commenced nominal operations described above during fourth quarter 2011.

Our officers are only required to devote a portion of their time to our affairs on an as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities or until our operations grow sufficiently to justify full-time employees.

Results of Operations

In fourth quarter 2011 we earned revenue from the placement of Chinese students with an educational institution in Los Angeles in the amount of $ 20,000 from Hollywood Hipac Group Inc., a company in which our CEO and President each have a 25% ownership interest. This is our first source of revenue and we expect to earn such additional revenues in 2012 and subsequent years from both placement fees and from the operation of training centers. For the year ending December 31,2011 we recorded revenue of $ 20,000 and general and administrative cost of $ 9,938, with net income of $ 10,062.

Since inception on November 8, 2007 through December 31,2011 , we had an accumulated net loss of $ 29,264, primarily relating to accounting, legal, travel and miscellaneous general and administrative costs of $ 49,264 less revenue described above of $ 20,000.

Liquidity and Capital Resources

We had no cash on hand at December 31, 2011. However we opened a bank account in January, 2012 and received payment of the placement fees described above.

We have no commitment for any capital expenditure and presently foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally legal, accounting expenses and other expenses relating to making the filings required under the Exchange Act. We plan to enter into collaboration agreements with third parties whereby they will provide facilities and resources to operate our training centers on a revenue sharing basis. In addition, we anticipate continuing to be successful in earning student placement fees.

Our current management has informally agreed to continue rendering services to us and to not demand compensation unless and until we complete an acquisition or until our revenues have grown substantially to justify the payment of such compensation. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or stockholders or their affiliates. There currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds.

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

Method of Accounting. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America

Development Stage. The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services. The Company prepares its financial statements in accordance with the requirements of FASB ASC 915 ( Prior authoritative literature Statement of Financial Accounting Standards No.7,”Accounting and Reporting by Development Stage Enterprises”).

Organizational Costs. Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the company. Organizational costs are expenses as incurred in accordance with FASB ASC 720-15( Prior authoritative literature Statement of Position 98-5,”Reporting on the Costs of Start-Up Activities”).

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $20,000 in revenue for the twelve months ended December 31, 2011 and no revenue for the twelve months ended December 31, 2010.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item begin on page F-1 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A	CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on our assessment, our management determined that, as of December 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2011.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
David Lau	44	Chief Executive Officer and Director
Hollis Liu	42	President, Secretary and Director
Alan J. Bailey	64	Chief Financial Officer and Director

Hollis Liu is an outstanding vocalist and accomplished professor in the field of vocal education and training.

David Lau is a senior strategist and coordinator in the film and entertainment industry in both Hollywood and China.

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

Family Relationships

Except that Hollis Liu and David Lau are married, there are no other family relationships among any of our officers and directors.

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

Promoters and Certain Control Persons

We have not had any promoters at any time since incorporation.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Ms. Hollis Liu, our President and majority stockholder did file her Initial Statement of Beneficial Ownership of Securities on Form 3 by the due date. No other reports were required to be filed in fiscal year 2011.

Code of Ethics

We adopted a Code of Ethics and an Insider Trading Policy as of January 18, 2010.

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

Summary Compensation – 2011 and 2010

For the year ended December 31, 2011, and through the date of this report, we have not paid any executive officer or director any cash or cash equivalent compensation. We have no agreements or understandings, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. We will undoubtedly pay compensation to officers and other employees should we succeed in acquiring a business that has funds available to pay such compensation or if our operations grow significantly to justify such compensation.

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

During the fiscal year ended December 31, 2011, there were no fees earned or paid in cash for services to our directors and no stock or stock options or other equity incentives were awarded to our directors. We have no standard arrangements in place to compensate our directors for their service as directors or as members of any committee of directors. In the future, if we retain non-employee directors, we may decide to compensate them for their service to us as directors and members of committees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 5, 2012, certain information with respect to the beneficial ownership of our common stock by (i) each director and executive officer, (ii) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of common stock, and (iii) all directors and executive officers as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at 1875 Century Park East, 6th Floor, Suite 73, Century City, CA 90067

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
	Officers and Directors
Alan J. Bailey	Chief Financial Officer and Director	Common Stock, $.00001 par value	2,000,000	4%
Hollis Liu	President, Secretary and Director	Common Stock, $.00001 par value	50,000,000	96%
All officers and directors as a group (2 persons named above)		Common Stock, $.00001 par value	52,000,000	100%
	5% Security Holders
Hollis Liu		Common Stock, $.00001 par value	50,000,000	96%

16

_______________________________________________________________________________________________________

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

As of April 5, 2012, a total of 52,000,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

None.

Securities Authorized for Issuances under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC., except that the revenue of $ 20,000 for the year ended December 31,2011 related to fee income from Hollywood Hipac Group Inc., a company in which our CEO and President each have a 25% ownership interest.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal year ended December 31, 2011 and 2010:

	2011	2010
Audit Fees	$3,975	$3,900
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

TOTAL	$3,975	$3,900

EFP Rotenberg LLP has served as our independent registered public accounting firm since inception on November 8, 2007.

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by EFP Rotenberg LLP for our financial statements as of and for the year ended December 31, 2011.

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

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Hollywood Entertainment EDU Holdings, Inc.

We have audited the accompanying balance sheets of Hollywood Entertainment EDU Holdings, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2011 and for the period since inception (November 8, 2007) through December 31, 2011. Hollywood Entertainment EDU Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Entertainment EDU Holdings, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 and for the period since inception (November 8, 2007) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

April 5, 2012

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Balance Sheets

As of December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010

ASSETS:

Current Assets:
Cash	$-	$-
Due from Related Party	20,000	-
Total Current Assets	20,000	-
TOTAL ASSETS	$20,000	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

Current Liabilities:
Accounts payable and accrued expenses	$7,619	$1,900
Advances from Officer, interest free	38,125	33,906
Total Current Liabilities	45,744	35,806
TOTAL LIABILITIES	45,744	35,806

Stockholders’ Deficit:
Common stock, $ .00001 par value, authorized 100,000,000 shares
52,000,000 issued and outstanding at Dec.31, 2011 and at Dec 31,2010	520	520
Additional paid in capital	3,000	3,000
Deficit accumulated	(29,264)	(39,326)
Total Stockholders’ Deficit	(25,744)	(35,806)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,000	$-

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Statements of Operations

	For the Years Ended		Period from Date of Inception (November 8, 2007) Through
	December 31		December 31,
	2011	2010	2011

Revenues	$20,000	$-	$20,000

Expenses
General and Administrative	9,938	27,041	49,264

Total Expenses	9,938	27,041	49,264

Net Income (Loss)	10,062	(27,041)	(29,264)

Income (Loss) per Share-Basic and Diluted	$0.00	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	52,000,000	52,000,000	11,245,000

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Statements of Changes in Stockholders’ Deficit

For the Period November 8, 2007 (Inception) through December 31, 2011

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders’ Deficit

Inception - November 8, 2007	-	$-	$-	$-	$-

Issuance of Stock to Officer	2,000,000	20	-	-	20
Net Loss	-	-	-	(4,808)	(4,808)
Additional Paid In Capital	-	-	3,000	-	3,000

Balance December 31, 2008	2,000,000	20	3,000	(4,808)	(1,788)
Net Loss	-	-	-	(7,477)	(7,477)
Issuance of Stock to officer	50,000,000	500	-	-	500

Balance- December 31, 2009	52,000,000	520	3,000	(12,285)	(8,765)

Net Loss	-	-	-	(27,041)	(27,041)
Balance- December 31 ,2010	52,000,000	520	3,000	(39,326)	(35,806)

Net Income	-	-	-	10,062	10,062
Balance-December 31, 2011	52,000,000	$520	$3,000	$(29,264)	$(25,744)

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Statements of Cash Flows

	For the Years Ended		Period from Inception (November 8,2007) Through
	December 31,		December 31,
	2011	2010	2011

Cash Flows from Operating Activities:

Net Income (Loss)	$10,062	$(27,041)	$(29,264)

Non Cash Adjustments:
Common Stock Issued in Lieu of Expenses Paid	-	-	20

Change in Due from Related Party	(20,000)	-	(20,000)

Change in Accounts Payable and Accrued Expenses	5,719	(1,300)	7,619

Net Cash Flows from Operating Activities	(4,219)	(28,341)	(41,625)

Net Cash Flows From Investing Activities:	-	-	-

Cash Flows from Financing Activities:

Advances from Officer	4,219	28,341	38,125
Issuance of Stock to Officer	-	-	500
Additional Paid-in Capital	-	-	3,000

Net Cash from Financing Activities	4,219	28,341	41,625

Net Change in Cash and Cash Equivalents	-	-	-

Cash and Cash Equivalents-Beginning of Period	-	-	-

Cash and Cash Equivalents-End of Period	$-	$-	$-

Cash Paid During the Period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Financial Statements

December 31, 2011

Note 1 - Development Stage Company:

Nature of Operations

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC (“the Company”) was incorporated in the State of Delaware on November 8, 2007 . The Company is looking to acquire an existing company or acquire the technology or enter into cooperation agreements with learning and educational institutions to establish and operate training centers.

The Company’s business includes the pursuit of a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception through third quarter 2011 the Company has been engaged in organizational efforts. In fourth quarter 2011 it earned nominal revenue in placement fees from the placing of Chinese students with a learning institution in Los Angeles, California.

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

Development Stage: The Company has operated as a development stage enterprise since its inception through third quarter 2011 by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services. The Company prepares its financial statements in accordance with the requirements of FASB ASC 915 ( Prior authoritative literature Statement of Financial Accounting Standards No.7,”Accounting and Reporting by Development Stage Enterprises”).

Organizational Costs: Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the company. Organizational costs are expensed as incurred in accordance with FASB ASC 720-15( Prior authoritative literature Statement of Position 98-5,”Reporting on the Costs of Start-Up Activities”).

Revenue Recognition: Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured. We had $20,000 in revenue for the twelve months ended December 31, 2011 and no revenue for the twelve months ended December 31, 2010 relating to continuing operations.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC

Notes to Financial Statements

December 31, 2011

Income Taxes: The Company accounts for income taxes in accordance with FASB ASC 740-10 ( “Accounting for Income Taxes”), using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. . The method utilizes enacted statutory tax rates in effect for the year in which temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The Company has no uncertain tax positions. The net operating loss carry forward has been fully reserved.

Net loss per Common Share: The Company computes net loss per share in accordance with FASB ASC 260-10 (Earnings per Share and SEC Staff Accounting Bulletin No.98) . Under the provisions of ASC 260-10, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however , potential common shares are excluded if their effect is anti-dilutive.

Fair Value of Financial Instruments: The FASB ASC 320-12-65 (“Disclosures about Fair Value of Financial Instruments”), requires the determination of fair value of the Company’s financial assets and liabilities. The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. The carrying amounts of financial instruments including cash and advances from officer approximate their fair value because of their short maturities.

Note 3 - Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

Until fourth quarter 2011 when it first earned revenue of $ 20,000 the Company has had no revenue and has incurred accumulated net losses from November 8, 2007 (inception) through the period ended December 31, 2011 of $29,264. In addition, the Company’s activities since inception have been financially sustained through equity financing and advances from an officer.

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

Notes to Financial Statements

December 31, 2011

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

Note 5 - Income Taxes:

No current provision or benefit for federal income taxes has been recorded for the year ended December 31, 2011 or for any period from inception through December 31, 2011 as the Company has no taxable income.

Note 6 - Related Party Transactions:

The Company utilizes the office space and equipment provided through an officer at no cost. Management estimates such amounts to be immaterial. In addition, the Company reflected revenue of $ 20,000 for the year ended December 31,2011 related to fee income from Hollywood Hipac Group Inc., a company in which our CEO and President each have a 25% ownership interest, arising from the placement in December, 2011 of Chinese students with a music educational institution in Hollywood, California

Note 7 – Due from Related Party:

Accounts receivable are reported net of allowance for expected losses. It represents the amount management expects to collect from outstanding balances, net of refunds. Differences between the amount due and the amount management expect to collect, are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of December 31, 2011, the Company determined that no reserves were necessary against accounts receivable. There were no accounts receivable as of December 31, 2010.

Note 8 – Recent Pronouncements:

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

Date: April 5, 2012

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC

By:	/s/ Hollis Liu
Hollis Liu
President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lau	Chief Executive Officer	April 5, 2012
David Lau	(Principal Executive Officer)

/s/ Alan J. Bailey	Chief Financial Officer and Director	April 5, 2012
Alan J. Bailey