Form 10-Q
period 2012-03-31
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2012-05-15
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31,2012

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

1875 Century Park East, 6th Floor Suite 73

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	52,000,000

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL REPORTS

AT

MARCH 31,2012

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

i

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

BALANCE SHEETS

As of March 31, 2012 (Unaudited) and December 31, 2011

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS:

Current Assets:
Cash	$749	$-
Due from Related Party	-	20,000
Total Current Assets	749	20,000
TOTAL ASSETS	$749	$20,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

Current Liabilities:
Accounts payable and accrued expenses	$8,873	$7,619
Advances from Officer, interest free	19,920	38,125
Total Current Liabilities	28,793	45,744
TOTAL LIABILITIES	28,793	45,744

Stockholders’ Deficit:
Common stock, $ .00001 par value, authorized 100,000,000 shares 52,000,000 issued and outstanding at Mar.31, 2012 and at Dec. 31,2011	520	520
Additional paid in capital	3,000	3,000
Deficit accumulated	(31,564)	(29,264)
Total Stockholders’ Deficit	(28,044)	(25,744)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$749	$20,000

The accompanying notes are an integral part of these financial statements.

F-1

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			Period From Date of Inception
	For the Three Months Ended		(November 8, 2007) Through
	March 31		March 31,
	2012	2011	2012
Revenues	$—	$—	$20,000

Expenses
General and Administrative	2,300	975	51,564

Total Expenses	$2,300	$975	$51,564

Net Loss	$(2,300)	$(975)	$(31,564)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	52,000,000	52,000,000	11,391,384

The accompanying notes are an integral part of these financial statements.

F-2

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Statements of Changes in Stockholders’ Deficit

For the Period November 8, 2007 (Inception) through March 31, 2012

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders’ Deficit

Inception - November 8, 2007	-	$-	$-	$-	$-

Issuance of Stock to Officer	2,000,000	20	-	-	20
Net Loss	-	-	-	(4,808)	(4,808)
Additional Paid In Capital	-	-	3,000	-	3,000

Balance December 31, 2008	2,000,000	20	3,000	(4,808)	(1,788)
Net Loss	-	-	-	(7,477)	(7,477)
Issuance of Stock to officer	50,000,000	500	-	-	500

Balance- December 31, 2009	52,000,000	520	3,000	(12,285)	(8,765)
Net Loss	-	-	-	(27,041)	(27,041)
Balance- December 31 ,2010	52,000,000	520	3,000	(39,326)	(35,806)

Net Income	-	-	-	10,062	10,062
Balance-December 31, 2011	52,000,000	$520	$3,000	$(29,264)	$(25,744)
Net Loss	-	-	-	(2,300)	(2,300)
Balance-March 31, 2012	52,000,000	$520	$3,000	$(31,564)	$(28,044)

The accompanying notes are an integral part of these financial statements.

F-3

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended		Period from Inception
	March 31,		( November 8,2007) Through
	2012	2011	March 31, 2012

Cash Flows from Operating Activities:

Net Loss	$(2,300)	$(975)	$(31,564)

Non Cash Adjustments:
Common Stock Issued in Lieu of Expenses Paid	-	-	20

Change in Due from Related Party	20,000	-	-

Change in Accounts Payable and Accrued Expenses	1,254	975	8,873

Net Cash Flows from Operating Activities	18,954	-	(22,671)

Net Cash Flows From Investing Activities:	-	-	-

Cash Flows from (to) Financing Activities:

Advances from Officer	(18,205)	-	19,920
Issuance of Stock to Officer	-	-	500
Additional Paid-in Capital	-	-	3,000

Net Cash from Financing Activities	(18,205)	-	23,420

Net Change in Cash and Cash Equivalents	-	-	-

Cash and Cash Equivalents-Beginning of Period	-	-	-

Cash and Cash Equivalents-End of Period	$749	$-	$749

Cash Paid During the Period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

F-4

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

Note A - The Company

Hollywood Entertainment EDU Holding, Inc., a development stage company (the “Company”), was incorporated under the laws of the State of Delaware on November 8, 2007. As a “blank check company”, the Company’s intent is to pursue a business combination or a joint venture through acquisition, or merger with, an existing company. Accordingly, the Company is looking to acquire an existing company or acquire the technology or enter into cooperation and/or merger agreements with learning and educational institutions with entertainment media related training programs to begin operations.

In fourth quarter 2011 we received a fee from a related party for the placement of Chinese students with an educational institution in Los Angeles and reflected this as revenue. We intend to explore similar opportunities and may receive future revenue from this type of activity. In addition, we are planning to organize training centers for Chinese students both in China and in the US, focusing on 3D animation and video game instruction which we expect will commence to operate by mid-2012.

On March 5, 2012, the Company entered into a long term cooperation agreement with TOEIC English, Beijing, China which is a professional English Education Institution having trained more than 6,000 Chinese students in high quality English. It has two large training centers, in the prime locations in Beijing, which will now become Training Centers of the Company to teach such topics as Film and Animation, Pop Music, Acting and other cultural arts, in addition to continuing English training. The Company plans to also invite selected TOEIC students to continue their education in the US, in addition to working with TOEIC to expand training centers and educational branches to the other areas of China outside Beijing.

On March 5, 2012 the Company concluded a letter of intent with the International Academy of Film and Television (“IAFT”) by which each agreed to collaborate together to organize and operate on going three week Certification and Training Courses in 3D Animation and Video Game Production, for up to 25 participants at one time, at the new IAFT educational facility in Burbank, California. This will be primarily for applicants from the entertainment industry in China who wish to gain hands on post graduate training and professional work enhancement with industry experts in the US. The company and IAFT will share the net proceeds from these training courses after deducting operating costs, with the expectation that this ongoing program will commence no later than June, 2012.

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

F-5

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $31,564 at March 31, 2012.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

F-6

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

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

2

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Results of Operations

The Company has conducted limited operations since inception. In fourth quarter 2011 we received a nominal fee of $ 20,000 from a related party for the placement of Chinese students with an educational institution in Los Angeles and reflected this as revenue. The Company intends to explore similar opportunities and may receive future revenue from this type of activity. No such revenue was received however in either the three months ending March 31, 2012 or 2011. The Company also plans to organize training centers for Chinese students both in China and in the US, focusing on 3D animation and video game instruction which it expects will commence to operate by mid-2012.

Expenses incurred since inception are primarily due to legal, accounting, administrative and other professional service fees.

Liquidity and Capital Resources

At March 31, 2012, the Company had limited capital resources and will rely upon additional advances from its Officer and/or the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

3

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Enterprise)

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Change in Internal Controls

No change in our internal control over financial reporting ( as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Enterprise)

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Not applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.
31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302*

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002*

* Filed Herewith

5

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 15, 2012

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(Registrant)

/s/ David Lau
David Lau
Chief Executive Officer

6