Form 10-Q
period 2012-06-30
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2012-08-14
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-53069

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1702585
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	52,000,000

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL REPORTS

AT

JUNE 30, 2012

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Balance Sheets at June 30, 2012 and December 31, 2011 (Unaudited)	F-1

Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011 and for the Period from Date of Inception (November 8, 2007) through June 30, 2012 (Unaudited)	F-2

Statement of Changes in Stockholders’ Deficit for the Period from Date of Inception (November 8, 2007) through June 30, 2012 (Unaudited)	F-3

Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 and for the Period from Date of Inception (November 8, 2007) through June 30, 2012 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-6

i

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

As of June 30, 2012 and December 31, 2011

	June 30,	December 31,
	2012	2011

ASSETS:

Current Assets:
Cash	$849	$-
Due from Related Party	-	20,000
Total Current Assets	849	20,000
TOTAL ASSETS	$849	$20,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

Current Liabilities:
Accounts payable and accrued expenses	$4,788	$7,619
Advances from Officer, interest free	27,179	38,125
Total Current Liabilities	31,967	45,744
TOTAL LIABILITIES	31,967	45,744

Stockholders’ Deficit:
Common stock, $ .00001 par value, authorized 100,000,000 shares
52,000,000 issued and outstanding at June 30, 2012 and at December 31, 2011	520	520
Additional paid in capital	3,000	3,000
Deficit accumulated	(34,638)	(29,264)
Total Stockholders’ Deficit	(31,118)	(25,744)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$849	$20,000

The accompanying notes are an integral part of these financial statements.

F-1

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Period From
					Date of Inception
	For the Six Months Ended		For the Three Months Ended		(November 8, 2007)
	June 30,		June 30,		Through
	2012	2011	2012	2011	June 30, 2012

Revenues	$—	$—	$—	$—	$20,000

Expenses
General and Administrative	5,374	2,069	3,074	1,094	54,638

Total Expenses	$5,374	$2,069	$3,074	$1,094	$54,638

Net Loss	$(5,374)	$(2,069)	$(3,074)	$(1,094)	$(34,638)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	52,000,000	52,000,000	52,000,000	52,000,000	11,515,228

The accompanying notes are an integral part of these financial statements.

F-2

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Statements of Changes in Stockholders’ Deficit

For the Period November 8, 2007 (Inception) through June 30, 2012

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders’ Deficit

Inception - November 8, 2007	-	$-	$-	$-	$-

Issuance of Stock to Officer	2,000,000	20	-	-	20
Net Loss	-	-	-	(4,808)	(4,808)
Additional Paid In Capital	-	-	3,000	-	3,000

Balance December 31, 2008	2,000,000	20	3,000	(4,808)	(1,788)
Net Loss	-	-	-	(7,477)	(7,477)
Issuance of Stock to officer	50,000,000	500	-	-	500

Balance- December 31, 2009	52,000,000	520	3,000	(12,285)	(8,765)

Net Loss	-	-	-	(27,041)	(27,041)
Balance- December 31 ,2010	52,000,000	520	3,000	(39,326)	(35,806)

Net Income	-	-	-	10,062	10,062
Balance-December 31, 2011	52,000,000	$520	$3,000	$(29,264)	$(25,744)
Net Loss	-	-	-	(5,374)	(5,374)
Balance-June 30, 2012	52,000,000	$520	$3,000	$(34,638)	$(31,118)

The accompanying notes are an integral part of these financial statements.

F-3

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended		Period from Inception
	June 30,		(November 8, 2007) Through
	2012	2011	June 30, 2012
Cash Flows from Operating Activities:

Net Loss	$(5,374)	$(2,069)	$(34,638)

Non Cash Adjustments:
Common Stock Issued in Lieu of Expenses Paid	-	-	20

Change in Due from Related Party	20,000	-	-

Change in Accounts Payable and Accrued Expenses	(2,831)	(150)	4,788

Net Cash Flows from Operating Activities	11,795	(2,219)	(29,830)

Net Cash Flows From Investing Activities:	-	-	-

Cash Flows from (to) Financing Activities:

Advances from Officer	(10,946)	2,219	27,179
Issuance of Stock to Officer	-	-	500
Additional Paid-in Capital	-	-	3,000

Net Cash from Financing Activities	(10,946)	2,219	30,679

Net Change in Cash and Cash Equivalents	-	-	-

Cash and Cash Equivalents-Beginning of Period	-	-	-

Cash and Cash Equivalents-End of Period	$849	$-	$849

Cash Paid During the Period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

F-4

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012

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

We intend to explore opportunities for the placement of Chinese students with educational institutions in Los Angeles with the objective of receiving future revenue from this type of activity. In addition, we are planning to organize training centers for Chinese students both in China and in the US, focusing on 3D animation and video game instruction which we expect will commence to operate by the end of 2012.

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

On March 5, 2012 the Company concluded a letter of intent with the International Academy of Film and Television (“IAFT”) by which each agreed to collaborate together to organize and operate on going three week Certification and Training Courses in 3D Animation and Video Game Production, for up to 25 participants at one time, at the new IAFT educational facility in Burbank, California. This will be primarily for applicants from the entertainment industry in China who wish to gain hands on post graduate training and professional work enhancement with industry experts in the U.S. The company and IAFT will share the net proceeds from these training courses after deducting operating costs, with the expectation that this ongoing program will commence by the end of 2012.

The condensed financial statements of Hollywood Entertainment EDU Holding, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K, and other reports filed with the SEC.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $ 34,638 at June 30, 2012.

The Company’s continued existence is dependent upon its ability to raise capital, acquire a marketable company and/or upon continued advances from the Company’s Officer. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Since our formation on November 8, 2007 through to date, our main purpose has been to effect a business combination with an operating business which we believe has significant growth potential. However, we currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine.

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

2

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Results of Operations

The Company has conducted only limited operations since inception, except for its efforts to locate suitable acquisition candidates and to enter into certain collaboration agreement. Only nominal revenue has been generated by the Company from November 8, 2007(inception) to June 30, 2012. It is unlikely the Company will have any significant revenues unless it is able to effect an acquisition or merger with an operating company or when the collaboration agreements previously entered into create income, of which there can be no assurance. Expenses incurred since inception are primarily due to legal, accounting, administrative and other professional service fees.

Liquidity and Capital Resources

At June 30, 2012, the Company had limited capital resources and will rely upon additional advances from its Officer and/or the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

3

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Enterprise)

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Change in Internal Controls

No change in our internal control over financial reporting ( as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

4

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Enterprise)

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.
31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302*

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002*

* Filed Herewith

5

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: August 14, 2012
HOLLYWOOD ENTERTAINMENT
EDU HOLDING, INC.
(Registrant)

/s/ David Lau
David Lau
Chief Executive Officer

6