Form 10-Q
period 2012-09-30
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2012-11-14
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	52,000,000

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL REPORTS

AT

SEPTEMBER 30, 2012

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Balance Sheets at September 30, 2012 and December 31, 2011 (Unaudited)	F-1

Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 and for the Period from Date of Inception (November 8, 2007) through September 30, 2012 (Unaudited)	F-2

Statement of Changes in Stockholders’ Deficit for the Period from Date of Inception (November 8, 2007) through September 30, 2012 (Unaudited)	F-3

Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and for the Period from Date of Inception (November 8, 2007) through September 30, 2012 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-6

i

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

As of September 30, 2012 and December 31, 2011

	September 30,	December 31,
	2012	2011

ASSETS:

Current Assets:
Cash	$837	$-
Due from Related Party	-	20,000
Total Current Assets	837	20,000

TOTAL ASSETS	$837	$20,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

Current Liabilities:
Accounts payable and accrued expenses	$3,738	$7,619
Advances from Officer, interest free	31,219	38,125
Total Current Liabilities	34,957	45,744

TOTAL LIABILITIES	34,957	45,744

Stockholders’ Deficit:
Common stock, $ .00001 par value, authorized 100,000,000 shares 52,000,000 issued and outstanding at September 30, 2012 and at December 31, 2011	520	520
Additional paid in capital	3,000	3,000
Deficit accumulated	(37,640)	(29,264)
Total Stockholders’ Deficit	(34,120)	(25,744)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$837	$20,000

The accompanying notes are an integral part of these financial statements.

F-1

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Period From
					Date of Inception
	For the Nine Months Ended		For the Three Months Ended		(November 8, 2007)
	September30,		September 30,		Through
	2012	2011	2012	2011	September 30, 2012

Revenues	$—	$—	$—	$—	$20,000

Expenses
General and Administrative	8,376	2,069	3,002	4,069	57,640

Total Expenses	$8,376	$2,069	$3,002	$4,069	$57,640

Net Loss	$(8,376)	$(2,069)	$(3,002)	$(4,069)	$(37,640)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	52,000,000	52,000,000	52,000,000	52,000,000	11,662,448

The accompanying notes are an integral part of these financial statements.

F-2

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Statements of Changes in Stockholders’ Deficit

For the Period November 8, 2007 (Inception) through September 30, 2012

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated (Deficit)	Stockholders’ Deficit

Inception - November 8, 2007	-	$-	$-	$-	$-

Issuance of Stock to Officer	2,000,000	20	-	-	20
Net Loss	-	-	-	(4,808)	(4,808)
Additional Paid In Capital	-	-	3,000	-	3,000

Balance December 31, 2008	2,000,000	20	3,000	(4,808)	(1,788)
Net Loss	-	-	-	(7,477)	(7,477)
Issuance of Stock to Officer	50,000,000	500	-	-	500

Balance- December 31, 2009	52,000,000	520	3,000	(12,285)	(8,765)

Net Loss	-	-	-	(27,041)	(27,041)
Balance- December 31 ,2010	52,000,000	520	3,000	(39,326)	(35,806)

Net Income	-	-	-	10,062	10,062
Balance-December 31, 2011	52,000,000	$520	$3,000	$(29,264)	$(25,744)
Net Loss	-	-	-	(8,376)	(8,376)
Balance-September 30, 2012	52,000,000	$520	$3,000	$(37,640)	$(34,120)

The accompanying notes are an integral part of these financial statements.

F-3

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended		Period from Inception
	September 30,		(November 8, 2007) Through
	2012	2011	September 30, 2012
Cash Flows from Operating Activities:

Net Loss	$(8,376)	$(4,069)	$(37,640)

Non Cash Adjustments:
Common Stock Issued in Lieu of Expenses Paid	-	-	20

Changes in Operating Assets and Liabilities:
Change in Due from Related Party	20,000	-	-

Change in Accounts Payable and Accrued Expenses	(3,881)	(925)	3,738

Net Cash Flows provided by (used in) Operating Activities	7,743	(4,994)	(33,882)

Net Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:

Advances from Officer (net)	(6,906)	4,994	31,219
Issuance of Stock to Officer	-	-	500
Additional Paid-in Capital	-	-	3,000

Net Cash provided by ( used in) Financing Activities	(6,906)	4,994	34,719

Net Change in Cash and Cash Equivalents	-	-	-

Cash and Cash Equivalents-Beginning of Period	-	-	-

Cash and Cash Equivalents-End of Period	$837	$-	$837

Cash Paid During the Period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

F-4

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012

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

We intend to explore opportunities for the placement of Chinese students with educational institutions in Los Angeles with the objective of receiving future revenue from this type of activity. In addition, we are planning to organize training centers for Chinese students both in China and in the US, focusing on 3D animation and video game instruction which we expect will commence to operate in the first half of 2013.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $ 37,640 at September 30, 2012.

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

1

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Results of Operations

The Company has conducted only limited operations since inception, except for its efforts to locate suitable acquisition candidates and to enter into certain collaboration agreement. Only nominal revenue has been generated by the Company from November 8, 2007(inception) to September 30, 2012. It is unlikely the Company will have any significant revenues unless it is able to effect an acquisition or merger with an operating company or when the collaboration agreements previously entered into create income, of which there can be no assurance. Expenses incurred since inception are primarily due to legal, accounting, administrative and other professional service fees.

Liquidity and Capital Resources

At September 30, 2012, the Company had limited capital resources and will rely upon additional advances from its Officer and/or the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

2

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Enterprise)

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Change in Internal Controls

No change in our internal control over financial reporting ( as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

3

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

4

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 14, 2012
HOLLYWOOD ENTERTAINMENT
EDU HOLDING, INC.
(Registrant)

/s/ David Lau
David Lau
Chief Executive Officer

5