Form 10-K
period 2012-12-31
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2013-04-15
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

310-407-5452

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

There were a total of 62,030,000 shares of the registrant’s common stock outstanding as of April 15, 2013

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

Our History and Background

We were incorporated in the State of Delaware on November 8, 2007. Since inception, we have been engaged in organizational efforts, obtaining financing and establishing the groundwork both in China and in the US to organize training programs for Chinese students and participants who wish to pursue higher levels of practical education in the entertainment industry with leading US film schools and colleges. We also plan to provide design, development, investment and management services in the creation and building of cultural theme parks and related facilities and destinations in China. We were originally formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business and/or entering into collaboration and joint venture agreements with existing businesses compatible with our core business objectives. Since the effectiveness of our registration statement on Form 10-SB, we have focused our efforts on identifying a possible business combination and/or compatible joint ventures and business opportunities and further developing our core business related to the field of entertainment, particularly with music, motion picture and TV production, and animation.

Overview of Our Business

To date, we have been primarily a development stage company with the intent to enter into a business combination with one or more privately held businesses since we believe that we would be attractive to privately held operating companies interested in becoming publicly traded by means of a business combination with us, without offering their own securities to the public. We still hold to this previous view.

In fourth quarter 2011 we began to realize our additional objective of placing Chinese students with US schools and we received revenue from the placement of Chinese students with an educational institution in Los Angeles and reflected this as revenue.

We intend to explore similar opportunities and may receive future revenue from this type of activity. In addition, we are planning to organize training centers for Chinese students both in China and in the US, focusing on 3D animation and motion picture production instruction which we expect will commence to operate in second half 2013. In addition, we are planning to offer design, development, investment and management services to create and build cultural theme parks and related facilities and destinations in China.

Meanwhile, until these potential plans materialize, we still consider ourselves to be a development stage and we continue to be unrestricted in our search for business combination candidates in any particular geographical area, industry or industry segment, and may enter into a combination or joint venture with a private business engaged in any line of business particularly that associated with the entertainment industry. Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate.

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

It is anticipated that prospective business opportunities will come to our attention from various sources, including our management, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. There are no plans currently to use advertisements, notices or any general solicitation in the search for combination candidates.

We have established a board of 10 highly qualified senior advisors to provide recommendations and guidance to management on their particular field of expertise, who have agreed to serve without compensation. These advisors are as follows:

Tom Saviano (appointed on January 22, 2012) Mr. Saviano is an outstanding Recording Artist, Composer, Conductor and Music Producer based in Hollywood, California. He was awarded the “Finest Saxophonist InThe World”, together with 9 Platinum Album Awards and 5 Grammy Awards.

Michael O’Nell (appointed on March 15, 2012) Mr.O’Nell is a world renowned American Guitarist and Jazz Musician. He is the recipient of a Grammy Nominee Participation Award.

Rob Chiarelli (appointed on March 15, 2012) Mr. Chiarelli is a top class Soundtrack Mixer, Producer and Composer based in Hollywood California with many Grammy and Oscar Awards for Music, together with more than 100 music award worldwide.

Tony Christopher (appointed on April 2, 2012) Mr. Christopher is a well known expert in the field of world class concept design for theme parks and theatre shows. He is founder and president of Landmark Entertainment Group, which has designed worldwide theme parks for such major companies as Universal Studios and Six Flags.

Zhaojun Jin (appointed on May 5, 2012) Mr. Jin is one of the top Music Critics and Cultural Planners in China. He serves as Editorial Director and Deputy Editor-in-Chief of the Chinese Musicians' Association, "the people's music" as well as the Secretary-General of Society of Popular Music of the Chinese Musicians' Association.

Haiying Li (appointed on July 30, 2012) Mr. Li is a Chinese pop music pioneer and top level Musician and Composer. He serves as Vice president of Society of Popular Music of the Chinese Musicians' Association and Vice president of the China Film Music Society.

He has received more than 100 Awards and Prizes for his National and International Music Compositions and he has served as the Music Director of the CCTV Spring Festival Galas as well as a judge for the CCTV National Young Singer TV Grand Prix competition.

Zhaoyuan Zhang (appointed on August 15, 2012) Mr. Zhang is a leading educator and Economic Expert, and he serves as Director of China Higher Education Training Center of Education Ministry of China.

Xiaolei Li (appointed on September 22, 2012) Mr. Li is a senior expert with the Cultural Industry of China. He has served as Deputy Director General of Industries Division of the Culture Ministry of China. He has extensive experience in the development and strategy of the Chinese Culture Industry.

Yonggao Gu (appointed December 15, 2012.) Mr. Gu is a senior expert on project strategy and planning, senior Editor and Reporter and the former Editor-in-Chief of China Press of National Press and Publication Administration of China. Now serves as Senior Consultant to the National Development and Reform Commission (NDRC) of China.

Todd Berhorst (appointed January 22, 2013.) Mr. Berhorst is a senior coach of pop music and a former Vice President of the Musicians Institute in Hollywood, California. He currently serves as Vice president and Executive School Director of the EI school of Professional Makeup in Hollywood, California.

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

Recent Developments

On June 1, 2012, the Company entered into an Agreement of Intent to Cooperate with the Leading Group of the Cultural Industry of Shijiazhuang City Government relating to the design, creation and build of the Shijiazhuang International Cultural Theme Park. Under this Agreement it is expected that Shijiazhuang City will provide land of approximately 4,000 MU ( about 659 Acres ) in cooperation with the Company for the purposes of building an international cultural theme park within Shijiazhuang City (which is the capital of the Hebei Province of China, approximately 55 minutes from Beijing by Express Train. The population of Hebei Province is approximately 70 million and with an additional 30 million in neighboring Beijing. The total budget for the project is equivalent to approximately US dollars 2.5 billion.)

On June 6, 2012, the Company entered into a Collaboration Agreement with China Higher Education Training Center (CHETC) of the China Education Ministry. Both the Company and CHETC agree to fully cooperate as long term partners in the field of advanced training in the US for senior Chinese professionals and teachers. Training will include educational staff, business managers, professional technicians and performing Artists.

On August 16, 2012, the Company entered into a Memorandum of Understanding with the College of Continuing and Professional Education (CCPE) of California State University, Long Beach (CSULB) to mutually cooperate in developing and offering academic and professional educational programs, both in the US and China. Both parties wish expand upon the development of professional education and training programs between CSULB and the Company, including organizing educational and training activities for students, faculty, executives, and managers of government agencies as well as from the private sector.

On August 28, 2012, the Company entered into a Collaboration Agreement with the Landmark Entertainment Group (LEG) to develop global entertainment and cultural theme parks in China. Landmark Entertainment Group is a leading worldwide enterprise for concept design, master planning and feasibility studies for the creation and building of theme and cultural industry parks, and has received high acclaim on theme park designs for such enterprises as Universal Studios (Hollywood, Orlando, Florida and Japan); Six Flags ( Houston, Atlanta and Baltimore); and Paramount Parks and Resorts ( World of Caesars and Caesars Palace in Las Vegas, EFX! Las Vegas MGM Las Vegas ). Pursuant to the Agreement, the Company and Landmark Entertainment Group agree to fully cooperate together on the Company’s theme park and cultural industry park projects in China.

On Nov. 20, 2012, the Company entered into a Collaboration Agreement with China Commercial International Travel Service Co. Ltd.("CCITS") which is a leading travel provider for commercial business travelers and their operators. It is within the top 20 in China in servicing the Chinese tourism industry as a provider of domestic and international business travel. Both parties agree to cooperate together in organizing the training of up to 1,500 Chinese personnel in the US selected from CCITS’s extensive portfolio of business customers and 20 local branches in China.

Recent Developments (Continued)

On February 4, 2013 the Company entered into an exclusive Collaboration Agreement with Global Entertainment Holdings, Inc. (“GEHI”), a US publicly traded independent motion production and distribution company based in Hollywood, California, which sets the stage for further joint venture projects to be undertaken in both the U.S. and China. The partnership with GEHI will also more easily enable the Company to place Chinese students in entertainment related training programs in the US and will also allow the Company to engage with GEHI in the production of live action feature motion pictures, as well as 3D animation and video game creation.

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

We presently have no employees other than our officers.

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

We have a limited operating history and have only limited revenues or earnings from operations since inception. While we may sustain additional operating expenses without corresponding revenues at least until the consummation of a merger, other business combination with a private company or until our own operations better develop, with the receipt of proceeds totaling $120,000 from the sale of our common stock during fourth quarter 2012, in we believe that we now have the financial resources to accelerate and complete the development of our core business.

Since our inception on November 8, 2007 through December 31, 2012, we have accumulated a net loss of

$41,288. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax- free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

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

There is not now, and there may never be, an active market for our common stock and we cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange

There currently is no market for our common stock. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing. In this venue, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock and trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. A more active market for the common stock may never develop. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

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

The majority of our issued and outstanding capital stock is owned and controlled by our Officers.

Our officers currently own the majority of our issued and outstanding capital stock, and therefore control our operations and will have the ability to control all matters submitted to stockholders for approval, including:

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

We intend to issue more shares to raise capital or in a merger or acquisition, which will result in substantial dilution.

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

Market Information

There currently is no market for our common stock. Following a business combination, we may seek the listing of our common stock on the OTC.BB, NASDAQ, the American Stock Exchange or another stock exchange. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing. Until our common stock is listed on an exchange, we expect that it would be eligible to be quoted in the over-the-counter bulletin board maintained by the Financial Industry Regulatory Authority. In this venue, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock and trading of our common stock may be extremely sporadic.

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

Number of Holders of Our common stock

As of February 22, 2013, there were 5 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On November 19, 2012 the Board of Directors approved the sale of 10 million of the Company’s common shares to Hollywood Hipac Group Inc., an affiliated company.

On December 3, and December 26, 2012 respectively the Board of Directors approved the sale of 20,000 and 10,000 of the Company’s common shares to third-parties.

Proceeds totaling $120,000 were received by the company in the quarter ending December 31, 2012 from the above stock issuances.

Purchases of Our Equity Securities

No repurchases of our common stock have been made to date through December 31, 2012.

Change in Officers

Hollis Liu resigned as Chief Executive Officer effective January 23, 2012.

However, Ms. Liu retained her title as President of the Company and remains as a member and Chairman of the Board of Directors and Chair of the Audit Committee.

David Lau was appointed Chief Executive Officer and member of the Board of Directors of the Company effective January 23, 2012.

Mr. David Lau is a senior strategist and coordinator in the film and entertainment industry both USA and China. Mr. Lau currently serves as CEO of Hollywood Entertainment EDU Holding Inc. With decades of experience, Mr. Lau has strong ability on planning, finance, construction and management on International Projects as well as world class Industry Park and Theme Park, Mr. Lau’s work experience extends to the successful management of many institutional and organizations, including directing and participating in International EXPOs, International Arts Exhibitions and Film & Animation events as an overseas expert. He has assisted in the production of such motion pictures as “The Terminal” with OSCAR academy award winner Steven Spielberg and starring OSCAR academy awards winners Tom Hanks and Catherine Zeta-Jones; and “Collateral” starring world movie star Tom Cruise and OSCAR academy awards winner Jamie Foxx.

Tony Liu and Kevin Zhang were appointed additional members of the Board of Directors of the Company effective December 31, 2012

Mr. Tony Liu is a financial professional, having graduated from University of California at Los Angeles. He is experienced in the fields of investment analysis and enterprise management, particularly with respect to financial reporting, financial planning, corporate law and related business practices. Mr. Liu is also an accomplished signer and recording artist and has received honorable awards for his performing talent and experience from leading Las Vegas shows.

Mr. Kevin Zhang is a Master of Public Administration. He graduated from California State University and has several years of experience with cultural exchange, trading, and finance matters. Mr. Zhang is proficient with both marketing and with business opportunities associated with cultural interflow, international education and training.

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

Overview of Our Business

We were incorporated in the State of Delaware on November 8, 2007. Since inception, we have been a development stage company engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. Since the effectiveness of our registration statement on Form 10-SB, we have focused our efforts on identifying a possible business combination.

Management believes that we have been, and are currently, a shell company that intends to enter into a business combination with one or more privately held businesses since we believe that we would be attractive to privately held operating companies interested in becoming publicly traded by means of a business combination with us, without offering their own securities to the public. While we continue to still hold to our previous view, during fourth quarter 2011 we recognized fee revenue from the placement of Chinese students with an educational institution in Los Angeles and we continued to explore similar activity in 2012. In addition, we are planning the organization and operation of training centers for Chinese students both in China and in the US, focusing on 3D animation and video game instruction, as well as planning to offer design, development, investment and management services to create and establish cultural theme parks and destinations in China. Meanwhile, we continue to be unrestricted in our search for business combination candidates in any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, particularly those associated with the entertainment industry. Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate.

Plan of Operation

While our original plan was solely to locate a suitable acquisition or merger candidate and consummate a business combination, our primary business plan currently is to act as a placement service in placing Chinese students with educational institutions in Los Angeles. In addition, we are planning to organize and operate training centers for Chinese students both in China and in the US, focusing on 3D animation and video game instruction. We may need additional cash investment from the sale of stock or through debt to advance our business objectives. Although it is currently anticipated that we can fund our operating expenses with our existing cash resources for at least the next twelve months, we can provide no assurance that we can necessarily continue to satisfy our cash requirements for a longer period.

While we continue to look for opportunities, we currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine.

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

Results of Operations

Since inception on November 8, 2007 through December 31, 2012, we had an accumulated net loss of

$ 41,288 primarily relating to accounting, legal, travel and miscellaneous general and administrative costs, less nominal fee revenue

Liquidity and Capital Resources

At December 31, 2012 we had cash totaling $120,814 derived mainly from the issuance of Company stock during fourth quarter 2012 which realized $120,000

We have no commitment for any capital expenditure and presently foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally legal, accounting expenses and other expenses relating to making the filings required under the Exchange Act. We plan to enter into collaboration agreements with third parties whereby they will provide facilities and resources to operate our training centers on a revenue sharing basis. In addition, we anticipate continuing to be successful in earning student placement fees.

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

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured..

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on our assessment, our management determined that, as of December 31, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2012.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
David Lau	52	Chief Executive Officer and Director
Hollis Liu	44	President, Secretary and Director
Alan J. Bailey	65	Chief Financial Officer and Director
Tony Liu	23	Director
Kevin Zhang	36	Director

David Lau is a senior strategist and coordinator in the film and entertainment industry in both Hollywood and China.

Hollis Liu is an outstanding entrepreneur and educator in the field of performance, film , entertainment and experienced vocalist in the field of vocal education and training.

Alan. J Bailey has been a senior executive in the entertainment industry for approximately 35 years, and is a director and senior officer of several new media businesses. He is a Fellow of the UK Institute of Chartered Accountants.

Tony Liu is a financial professional experienced in the fields of investment analysis and enterprise management.

Kevin Zhang is a Master of Public Administration with several years of experience regarding cultural exchange, trading, and financial matters.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Ms. Hollis Liu, our President and majority stockholder did file her Initial Statement of Beneficial Ownership of Securities on Form 3 by the due date. No other reports were required to be filed in fiscal year 2012.

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

Summary Compensation – 2012 and 2011

For the years ended December 31, 2012 and December 31, 2011, and through the date of this report, we have not paid any executive officer or director any cash or cash equivalent compensation. We have no agreements or understandings, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. We will undoubtedly pay compensation to officers and other employees should we succeed in acquiring a business that has funds available to pay such compensation or if our operations grow significantly to justify such compensation.

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

During the fiscal years ended December 31, 2012 and December 31,2011, there were no fees earned or paid in cash for services to our directors and no stock or stock options or other equity incentives were awarded to our directors. We have no standard arrangements in place to compensate our directors for their service as directors or as members of any committee of directors. In the future, if we retain non-employee directors, we may decide to compensate them for their service to us as directors and members of committees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 22, 2013, certain information with respect to the beneficial ownership of our common stock by (i) each director and executive officer, (ii) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of common stock, and (iii) all directors and executive officers as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at 1875 Century Park East, 6th Floor, Suite 73, Century City, CA 90067.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
	Officers and Directors
Alan J. Bailey	Chief Financial Officer and Director	Common Stock, $.00001 par value	2,000,000	3%
Hollis Liu	President, Secretary and Director	Common Stock, $.00001 par value	50,000,000	81%
All officers and directors as a group (2 persons named above)		Common Stock, $.00001 par value	52,000,000	84%
	5% Security Holders
Hollis Liu		Common Stock, $.00001 par value	50,000,000	81%
Hollywood Hipac Group Inc.			10,000,000	16%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	As of February 22, 2013, a total of 62,030,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). The most recent transaction for the subscription for the Company’s stock was at $ 1.00 per share. For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

None.

Securities Authorized for Issuances under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC, except for the sale of 10 million of our common shares on November 19, 2012 to an affiliated company Hollywood Hipac Group Inc.

Director Independence

Only Tony Liu and Kevin Zhang are independent directors as the term “independent” is defined by the rules of the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal year ended December 31, 2012 and 2011:

	2012	2011
Audit Fees	$4,665	$3,975
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

TOTAL	$4,665	$3,975

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by EFP Rotenberg LLP for our financial statements as of and for the year ended December 31, 2012.

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

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hollywood Entertainment EDU Holdings, Inc.

We have audited the accompanying balance sheets of Hollywood Entertainment EDU Holdings, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2012 and for the period since inception (November 8, 2007) through December 31, 2012. Hollywood Entertainment EDU Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Entertainment EDU Holdings, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 and for the period since inception (November 8, 2007) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern

EFP Rotenberg, LLP

Rochester, New York

April 15, 2013

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Balance Sheets

As of December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
ASSETS:
Current Assets:
Cash	$120,814	$-
Due from Related Party	-	20,000
Total Current Assets	120,814	20,000
TOTAL ASSETS	$120,814	$20,000
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued expenses	$6,548	$7,619
Advances from Officer, interest free	32,034	38,125
Total Current Liabilities	38,582	45,744
TOTAL LIABILITIES	38,582	45,744
Stockholders’ Equity (Deficit):
Common stock, $ .00001 par value, authorized 100,000,000 shares
62,030,000 and 52,000,000 issued and outstanding at Dec.31, 2012 and at Dec. 31,2011 respectively	620	520
Additional paid in capital	122,900	3,000
Deficit accumulated	(41,288)	(29,264)
Total Stockholders’ Equity ( Deficit)	82,232	(25,744)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,814	$20,000

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Statements of Operations

	For the Years Ended		Period from Date of Inception (November 8, 2007) Through
	December 31		December 31,
	2012	2011	2012
Revenues	$-	$20,000	$20,000
Expenses
General and Administrative	12,024	9,938	61,288
Total Expenses	12,024	9,938	61,288
Net Income (Loss)	(12,024)	10,062	(41,288)
Income (Loss) per Share-Basic and Diluted	$(0.00)	$0.00	$(0.00)
Weighted Average Common Shares Outstanding	53,702,290	52,000,000	26,809,300

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit)

For the Period November 8, 2007 (Inception) through December 31, 2012

	Common Stock
	Number of Shares	Amount		Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders’ Deficit
Inception - November 8, 2007	-	$-		$-	$-	$-
Issuance of Stock to Officer	2,000,000	20		-	-	20
Net Loss	-	-		-	(4,808)	(4,808)
Additional Paid In Capital	-	-		3,000	-	3,000

Balance December 31, 2008	2,000,000	20		3,000	(4,808)	(1,788)
Net Loss	-	-		-	(7,477)	(7,477)
Issuance of Stock to officer	50,000,000	500		-	-	500

Balance- December 31, 2009	52,000,000	520		3,000	(12,285)	(8,765)

Net Loss	-	-		-	(27,041)	(27,041)
Balance- December 31 ,2010	52,000,000	520		3,000	(39,326)	(35,806)

Net Income	-	-		-	10,062	10,062
Balance-December 31, 2011	52,000,000	520		3,000	(29,264)	(25,744)

Issuance of Stock: Nov.19 ,2012	10,000,000	100		99,900	-	100,000
Dec. 3, 2012	20,000	-	*	10,000	-	10,000
Dec. 26, 2012	10,000	-	*	10,000	-	10,000
Net Loss	-	-		-	(12,024)	(12,024)
Balance-December 31, 2012	62,030,000	$620		$122,900	$(41,288)	$82,232

(* less than $ 1.00)

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Statements of Cash Flows

	For the Years Ended		Period from Inception (November 8,2007) Through
	December 31,		December 31,
	2012	2011	2012
Cash Flows from Operating Activities:
Net Income (Loss)	$(12,024)	$10,062	$(41,288)
Non Cash Adjustments:
Common Stock Issued in Lieu of Expenses Paid	-	-	20
Change in Due from Related Party	20,000	(20,000)
Change in Accounts Payable and Accrued Expenses	(1,071)	5,719	6,548

Net Cash Flows from Operating Activities	6,905	(4,219)	(34,720)

Net Cash Flows From Investing Activities:	-	-	-
Cash Flows from Financing Activities:
Advances from Officer (net of repayments)	(6,091)	4,219	32,034
Issuance of Stock for cash	120,000	-	123,500

Net Cash from Financing Activities	113,909	4,219	155,534

Net Change in Cash and Cash Equivalents	120,814	-	120,814
Cash and Cash Equivalents-Beginning of Period	-	-	-
Cash and Cash Equivalents-End of Period	$120,814	$-	$120,814

Cash Paid During the Period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Financial Statements

December 31, 2012

Note 1 - Development Stage Company:

Nature of Operations:

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC (“the Company”) was incorporated in the State of Delaware on November 8, 2007. Since inception, we have been engaged in organizational efforts, obtaining financing and establishing the groundwork both in China and in the US to organize training programs for Chinese students and participants who wish to pursue higher levels of practical education in the entertainment industry with leading US film schools and colleges. In addition, we also plan to provide design, development, investment and management services in the creation and building of cultural theme parks and related facilities and destinations in China. We were also formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business and/or entering into collaboration and joint venture agreements with existing businesses compatible with our core business objectives The Company is therefore looking to acquire an existing company or acquire the technology or enter into cooperation agreements with learning and educational institutions to establish and operate training centers.

Except during fourth quarter 2011(when the Company earned nominal revenue in placement fees from the placing of Chinese students with a learning institution in Los Angeles, California) the Company has not earned any other revenue to date.

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

Net loss per Common Share: The Company computes net loss per share in accordance with FASB ASC 260-10 (Earnings per Share and SEC Staff Accounting Bulletin No.98) . Under the provisions of ASC 260-10, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

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

Except during fourth quarter 2011 when it earned nominal fee revenue of $ 20,000, the Company has had no other revenue and has incurred net accumulated losses from November 8, 2007 (inception) through the period ended December 31, 2012 of $ 41,288. In addition, the Company’s activities since inception have been financially sustained through equity financing and advances from an officer.

While the Company has a cash balance of $ 120,814 at December 31, 2012 the ability of the Company to continue as a going concern on a longer term basis may be dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional advances from its officer and, ultimately, the achievement of significant operating revenues.

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

Note 5 - Income Taxes:

No current provision or benefit for federal income taxes has been recorded for the year ended December 31, 2012 or for any period from inception through December 31, 2012 as the Company has no taxable income.

Note 6 - Related Party Transactions:

The Company utilizes the office space and equipment provided through an officer at no cost to Company. Management estimates such amounts to be immaterial. During fourth quarter, 2012 the Company received

$ 100,000 from the issuance of 10,000,000 common shares to Hollywood Hipac Group Inc., a company in which our CEO, President and 2 of our Directors each have a 25% ownership interest.

Note 7 – Due from Related Party:

Accounts receivable are reported net of allowance for expected losses. It represents the amount management expects to collect from outstanding balances, net of refunds. Differences between the amount due and the amount management expect to collect, are charged to operations in the year in which those differences are determined, with an offsetting entry to a valuation allowance. As of December 31, 2012 and 2011, the Company determined that no reserves were necessary against accounts receivable.

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

Date: March 15 ,2013

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC

By:	/s/ Hollis Liu
Hollis Liu
President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David Lau	Chief Executive Officer	April 15,2013
David Lau	(Principal Executive Officer)

/s/ Alan J. Bailey	Chief Financial Officer and Director	April 15, 2013
Alan J. Bailey

