Form 10-Q
period 2013-03-31
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2013-05-15
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	62,030,000

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL REPORTS

AT

MARCH 31, 2013

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Balance Sheets at March 31, 2013 and December 31, 2012 (Unaudited)	F-1

Statement of Operations for the Three Months Ended March 31, 2013 and 2012 and for the Period from Date of Inception (November 8, 2007) through March 31, 2013 (Unaudited)	F-2

Statement of Changes in Stockholders’ Equity for the Period from Date of Inception (November 8, 2007) through March 31, 2013 (Unaudited)	F-3

Statement of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and for the Period from Date of Inception (November 8, 2007) through March 31, 2013 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-6

i

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

BALANCE SHEETS

As of March 31, 2013 and December 31, 2012

(Unaudited)

	March 31,	December 31,
	2013	2012

ASSETS:

Current Assets:
Cash	$84,026	$120,814

Total Current Assets	84,026	120,814
TOTAL ASSETS	$84,026	$120,814

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$8,733	$6,548
Advances from Officer, interest free	815	32,034
Total Current Liabilities	9,548	38,582
TOTAL LIABILITIES	9,548	38,582

Stockholders’ Equity:
Common stock, $ .00001 par value, authorized 100,000,000 shares 62,030,000 issued and outstanding at March 31, 2013 and at December 31, 2012, respectively	620	620
Additional paid in capital	122,900	122,900
Deficit accumulated	(49,042)	(41,288)
Total Stockholders’ Equity	74,478	82,232

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,026	$120,814

The accompanying notes are an integral part of these financial statements.

F-1

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

			Period From Date of Inception
	For the Three Months Ended		(November 8, 2007) Through
	March 31		March 31,
	2013	2012	2013
Revenues	$-	$-	$20,000

Expenses
General and Administrative	7,754	2,300	69,042

Total Expenses	$7,754	$2,300	$69,042

Net Loss	$(7,754)	$(2,300)	$(49,042)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	62,030,000	52,000,000	28,594,782

The accompanying notes are an integral part of these financial statements.

F-2

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity

For the Period November 8, 2007 (Inception) through March 31, 2013

(Unaudited)

	Common Stock			Additional		Total
	Number of Shares	Amount		Paid in Capital	Accumulated (Deficit)	Stockholders’ Deficit
Inception - November 8, 2007	-	$-		$-	$-	$-
Issuance of Stock to Officer	2,000,000	20		-	-	20
Net Loss	-	-		-	(4,808)	(4,808)
Additional Paid In Capital	-	-		3,000	-	3,000

Balance December 31, 2008	2,000,000	20		3,000	(4,808)	(1,788)
Net Loss	-	-		-	(7,477)	(7,477)
Issuance of Stock to officer	50,000,000	500		-	-	500

Balance- December 31, 2009	52,000,000	520		3,000	(12,285)	(8,765)

Net Loss	-	-		-	(27,041)	(27,041)
Balance- December 31 ,2010	52,000,000	520		3,000	(39,326)	(35,806)

Net Income	-	-		-	10,062	10,062
Balance-December 31, 2011	52,000,000	520		3,000	(29,264)	(25,744)

Issuance of Stock: Nov.19 ,2012	10,000,000	100		99,900	-	100,000
Dec. 3, 2012	20,000	-	*	10,000	-	10,000
Dec. 26, 2012	10,000	-	*	10,000	-	10,000
Net Loss	-	-		-	(12,024)	(12,024)
Balance-December 31, 2012	62,030,000	$620		$122,900	$(41,288)	$82,232
Net Loss	-	-		-	(7,754)	(7,754)
Balance – March 31, 2013	62,030,000	$620		$122,900	$(49,042)	$74,478

(* less than $ 1.00)

The accompanying notes are an integral part of these financial statements.

F-3

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

			Period from Inception
	For the Three Months Ended March 31,		( November 8,2007) Through
	2013	2012	March 31, 2013

Cash Flows from Operating Activities:

Net Loss	$(7,754)	$(2,300)	$(49,042)

Non Cash Adjustments:
Common Stock Issued in Lieu of Expenses Paid	-	-	20

Change in Due from Related Party	-	20,000	-

Change in Accounts Payable and Accrued Expenses	2,185	1,254	8,733

Net Cash Flows from Operating Activities	(5,569)	18,954	(40,289)

Net Cash Flows From Investing Activities:	-	-	-

Cash Flows from (to) Financing Activities:

Advances from Officer (net of repayments)	(31,219)	(18,205)	815
Issuance of Stock for Cash	-	-	123,500

Net Cash from Financing Activities	(31,219)	(18,205)	124,315

Net Change in Cash and Cash Equivalents	(36,788)	-	84,026

Cash and Cash Equivalents-Beginning of Period	120,814	-	-

Cash and Cash Equivalents-End of Period	$84,026	$749	$84,026

Cash Paid During the Period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

F-4

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2013

Note A - The Company

Hollywood Entertainment EDU Holding, Inc., a development stage company (the “Company”), was incorporated under the laws of the State of Delaware on November 8, 2007. As a “blank check company”, the Company’s original intent was to pursue a business combination or a joint venture through acquisition, or merger with, an existing company. Accordingly, the Company is looking to acquire an existing company or acquire the technology or enter into cooperation and/or merger agreements with learning and educational institutions with entertainment media related training programs and/or compatible joint ventures and business opportunities, while further developing our core business related to the field of entertainment, particularly with music, motion picture and TV production, and animation.

In addition, since inception we have been engaged in organizational efforts, obtaining financing and establishing the groundwork both in China and in the US to organize training programs for Chinese students and participants who wish to pursue higher levels of practical education in the entertainment industry with leading US film schools and colleges. We also plan to provide design, development, investment and management services in the creation and building of cultural theme parks and related facilities and destinations in China.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $ 49,042 at March 31, 2013. The Company had cash of $ 84,026 at March 31, 2013 which the Company believes will be sufficient for it to continue operations as a going concern.

F-6

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Item 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

While our original plan was solely to locate a suitable acquisition or merger candidate and consummate a business combination, we also intend to act as a placement service in placing Chinese students with educational institutions in Los Angeles. In addition, we are planning to organize and operate training centers for Chinese students both in China and in the US, focusing on 3D animation and video game instruction. In fourth quarter 2011 we began to realize our objective of placing Chinese students with US schools and we received revenue from the placement of Chinese students with an educational institution in Los Angeles and reflected this as revenue. We intend to explore similar opportunities and may receive future revenue from this type of activity. In addition, we are planning to organize training centers for Chinese students both in China and in the US, focusing on 3D animation and motion picture production instruction which we expect will commence to operate in second half 2013. In addition, we are planning to offer design, development, investment and management services to create and build cultural theme parks and related facilities and destinations in China.

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

2

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Results of Operations

The Company has conducted limited operations since inception. In fourth quarter 2011 we received a nominal fee of $ 20,000 from a related party for the placement of Chinese students with an educational institution in Los Angeles and reflected this as revenue. The Company intends to explore similar opportunities and may receive future revenue from this type of activity. No such revenue was received however in either the three months ending March 31, 2013 or 2012. The Company also plans to organize training centers for Chinese students both in China and in the US, focusing on 3D animation and video game instruction which it expects will commence to operate in the second half of 2013.

Expenses incurred since inception are primarily due to legal, accounting, administrative and other professional service fees.

Liquidity and Capital Resources

At March 31, 2013, the Company had cash of $ 84,026 remaining from the issuance of 10,030,000 common shares for cash during fourth quarter 2012.

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

Item 3.	QuaQuantitative and qualitative Disclosures About Market Risk

Not applicable.

Item 4.	ConControls and Procedures

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

3

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Enterprise)

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Change in Internal Controls

No change in our internal control over financial reporting ( as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

4

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Enterprise)

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None.

Item 6.	Exhibits.
31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302*

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002*

* Filed Herewith

Exhibit No.	Description

31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

5

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 15, 2013

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(Registrant)

/s/ David Lau
David Lau
Chief Executive Officer

6