Form 10-Q
period 2013-06-30
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2013-08-19
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-53069

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1702585
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1875 Century Park East, 6th Floor Suite 73

Century City, CA 90067

(Address of Principal Executive Offices)

310-407-5452

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	62,030,000

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL REPORTS
AT
JUNE 30, 2013

2

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Balance Sheets at June 30, 2013 and December 31, 2012 (Unaudited)	F-1

Statement of Operations for the Three and Six Months Ended June 30, 2013 and 2012 and for the Period from Date of Inception (November 8, 2007) through June 30, 2013 (Unaudited)	F-2

Statement of Changes in Stockholders’ Equity for the Period from Date of Inception (November 8, 2007) through June 30, 2013 (Unaudited)	F-3

Statement of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and for the Period from Date of Inception (November 8, 2007) through June 30, 2013 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-6

3

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

BALANCE SHEETS

As of June 30, 2013 and December 31, 2012

(Unaudited)

	June 30, 2013	December 31, 2012

ASSETS:

Current assets:
Cash	$80,236	$120,814

Total current assets	80,236	120,814
TOTAL ASSETS	$80,236	$120,814

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable and accrued expenses	$8,113	$6,548
Advances from officer, interest free	815	32,034
Total current liabilities	8,928	38,582
TOTAL LIABILITIES	8,928	38,582

Stockholders’ equity:
Common stock, $ .00001 par value, authorized 100,000,000 shares 62,030,000 issued and outstanding at June 30, 2013 and at December 31, 2012, respectively	620	620
Additional paid in capital	122,900	122,900
Deficit accumulated	(52,212)	(41,288)
Total stockholders’ equity	71,308	82,232

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,236	$120,814

The accompanying notes are an integral part of these financial statements.

F-1

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Period From
					Date of Inception
	For the Six Months Ended		For the Three Months Ended		(November 8, 2007)
	June 30,		June 30,		Through
	2013	2012	2013	2012	June 30, 2013

Revenues	$—	$—	$—	$—	$20,000

Expenses
General and administrative	10,924	5,374	3,170	3,074	72,212

Total expenses	$10,924	$5,374	$3,170	$3,074	$72,212

Net loss	$(10,924)	$(5,374)	$(3,170)	$(3,074)	$(52,212)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	62,030,000	52,000,000	62,030,000	52,000,000	30,064,026

The accompanying notes are an integral part of these financial statements.

F-2

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity
For the Period November 8, 2007 (Inception) through June 30, 2013
(Unaudited)

		Common Stock		Additional		Total
		Number of Shares	Amount	Paid in Capital	Accumulated (Deficit)	Stockholders’ Deficit
	Inception - November 8, 2007	-	$-	$-	$-	$-
	Issuance of stock to officer	2,000,000	20	-	-	20
	Net loss	-	-	-	(4,808)	(4,808)
	Additional paid in capital	-	-	3,000	-	3,000

	Balance - December 31, 2008	2,000,000	20	3,000	(4,808)	(1,788)
	Net loss	-	-	-	(7,477)	(7,477)
	Issuance of stock to officer	50,000,000	500	-	-	500

	Balance - December 31, 2009	52,000,000	520	3,000	(12,285)	(8,765)

	Net loss	-	-	-	(27,041)	(27,041)
	Balance - December 31 ,2010	52,000,000	520	3,000	(39,326)	(35,806)

	Net income	-	-	-	10,062	10,062
	Balance - December 31, 2011	52,000,000	520	3,000	(29,264)	(25,744)

Issuance of stock:	Nov. 19, 2012	10,000,000	100	99,900	-	100,000
	Dec. 3, 2012	20,000	-	10,000	-	10,000
	Dec. 26, 2012	10,000	-	10,000	-	10,000
	Net loss	-	-	-	(12,024)	(12,024)
	Balance - December 31, 2012	62,030,000	$620	$122,900	$(41,288)	$82,232
	Net loss	-	-	-	(10,924)	(10,924)
	Balance - June 30, 2013	62,030,000	$620	$122,900	$(52,212)	$71,308

The accompanying notes are an integral part of these financial statements.

F-3

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended		Period from Inception (November 8, 2007)
	June 30,		Through
	2013	2012	June 30, 2013
Cash flows provided by (used in) operating activities:

Net loss	$(10,924)	$(5,374)	$(52,212)

Non cash adjustments:
Common stock issued in lieu of expenses paid	-	-	20

Change in due from related party	-	20,000	-

Change in accounts payable and accrued expenses	1,565	(2,831)	8,113

Net cash flows provided by (used in) operating activities	(9,359)	11,795	(44,079)

Cash flows from (to) financing activities:

Advances from officer ( net of repayments)	(31,219)	(10,946)	815
Issuance of stock for cash	-	-	123,500

Net cash from (to) financing activities	(31,219)	(10,946)	124,315

Net increase (decrease) in cash	(40,578)	-	80,236

Cash -beginning of period	120,814	-	-

Cash -end of period	$80,236	$849	$80,236

Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $ 52,212 at June 30, 2013. However, the Company had cash of $ 80,236 at June 30, 2013 which the Company believes will be sufficient for it to continue operations as a going concern.

F-6

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Item 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

While our original plan was solely to locate a suitable acquisition or merger candidate and consummate a business combination, we also intend to act as a placement service in placing Chinese students with educational institutions in Los Angeles. In addition, we are planning to organize and operate training centers for Chinese students both in China and in the US, focusing on 3D animation and video game instruction. In fourth quarter 2011, we began to realize our objective of placing Chinese students with US schools and we received revenue from the placement of Chinese students with an educational institution in Los Angeles and reflected this as revenue. We intend to explore similar opportunities and may receive future revenue from this type of activity. In addition, we are planning to organize training centers for Chinese students both in China and in the US, focusing on 3D animation and motion picture production instruction which we expect will commence to operate in late 2013. In addition, we are planning to offer design, development, investment and management services to create and build cultural theme parks and related facilities and destinations in China.

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

3

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Results of Operations

The Company has conducted limited operations since inception. In fourth quarter 2011, we received a nominal fee of $ 20,000 from a related party for the placement of Chinese students with an educational institution in Los Angeles, which we reflected as revenue. The Company intends to explore similar opportunities and may receive future revenue from this type of activity. No such revenue was received, however, in either the six months ending June 30, 2013 or 2012. The Company also plans to organize training centers for Chinese students both in China and in the US, focusing on 3D animation and video game instruction which it expects will commence to operate in late 2013.

Expenses incurred since inception are primarily due to legal, accounting, administrative and other professional service fees.

Liquidity and Capital Resources

At June 30, 2013, the Company had cash of $ 80,236 arising mainly from the issuance of 10,030,000 common shares for cash during fourth quarter 2012.

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

Item 3	Quantitative and qualitative Disclosures About Market Risk

Not applicable.

Item 4	Controls and Procedures

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

4

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Enterprise)

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Change in Internal Controls

No change in our internal control over financial reporting ( as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

5

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Enterprise)

PART II – OTHER INFORMATION

Item 1	Legal Proceedings.

None

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3	Defaults Upon Senior Securities.

None

Item 4	Mine Safety Disclosures.

None

Item 5	Other Information.

None.

Item 6	Exhibits.

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302*

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002*

* Filed Herewith

Exhibit No.	Description

31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: August 19, 2013

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(Registrant)

/s/ David Lau
David Lau
Chief Executive Officer

7