Form 10-Q
period 2013-09-30
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2013-11-19
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 19, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	62,030,000

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL REPORTS

AT

SEPTEMBER 30, 2013

2

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Balance Sheets at September 30, 2013 and December 31, 2012 (Unaudited)	F-1

Statement of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 and for the Period from Date of Inception (November 8, 2007) through September 30, 2013 (Unaudited)	F-2

Statement of Changes in Stockholders’ Equity for the Period from Date of Inception (November 8, 2007) through September 30, 2013 (Unaudited)	F-3

Statement of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and for the Period from Date of Inception (November 8, 2007) through September 30, 2013 (Unaudited)	F-4

Notes to Financial Statements	F-5

Signatures	7

3

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

BALANCE SHEETS

As of September 30, 2013 and December 31, 2012

(Unaudited)

	September 30, 2013	December 31, 2012

ASSETS:

Current assets:
Cash	$80,245	$120,814

Total current assets	80,245	120,814
TOTAL ASSETS	$80,245	$120,814

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable and accrued expenses	$9,158	$6,548
Advances from officer, interest free	1,984	32,034
Total current liabilities	11,142	38,582
TOTAL LIABILITIES	11,142	38,582

Stockholders’ equity:
Common stock, $ .00001 par value, authorized 100,000,000 shares 62,030,000 issued and outstanding at September 30, 2013 and at December 31, 2012, respectively	620	620
Additional paid in capital	122,900	122,900
Deficit accumulated	(54,417)	(41,288)
Total stockholders’ equity	69,103	82,232

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,245	$120,814

The accompanying notes are an integral part of these financial statements.

F-1

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Period From
	For the Nine Months Ended		For the Three Months Ended		Date of Inception (November 8, 2007)
	September 30,		September 30,		Through
	2013	2012	2013	2012	September 30, 2013

Revenues	$—	$—	$—	$—	$20,000

Expenses
General and administrative	13,128	8,376	2,205	3,002	74,417

Total expenses	$13,128	$8,376	$2,205	$3,002	$74,417

Net loss	$(13,128)	$(8,376)	$(2,205)	$(3,002)	$(54,417)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	62,030,000	52,000,000	62,030,000	52,000,000	30,064,026

The accompanying notes are an integral part of these financial statements

F-2

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity

For the Period November 8, 2007 (Inception) through September 30, 2013

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated (Deficit)	Stockholders’ Deficit
Inception - November 8, 2007	-	$-	$-	$-	$-
Issuance of stock to officer	2,000,000	20	-	-	20
Net loss	-	-	-	(4,808)	(4,808)
Additional paid in capital	-	-	3,000	-	3,000

Balance - December 31, 2008	2,000,000	20	3,000	(4,808)	(1,788)
Net loss	-	-	-	(7,477)	(7,477)
Issuance of stock to officer	50,000,000	500	-	-	500

Balance - December 31, 2009	52,000,000	520	3,000	(12,285)	(8,765)

Net loss	-	-	-	(27,041)	(27,041)
Balance - December 31 ,2010	52,000,000	520	3,000	(39,326)	(35,806)

Net income	-	-	-	10,062	10,062
Balance - December 31, 2011	52,000,000	520	3,000	(29,264)	(25,744)

Issuance of stock: Nov. 19, 2012	10,000,000	100	99,900	-	100,000
Dec. 3, 2012	20,000	-	10,000	-	10,000
Dec. 26, 2012	10,000	-	10,000	-	10,000
Net loss	-	-	-	(12,024)	(12,024)
Balance - December 31, 2012	62,030,000	$620	$122,900	$(41,288)	$82,232
Net loss	-	-	-	(13,129)	(13,129)
Balance- September 30, 2013	62,030,000	$620	$122,900	$(54,417)	$69,103

The accompanying notes are an integral part of these financial statements

F-3

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended		Period from Inception (November 8, 2007)
	September 30,		Through
	2013	2012	September 30, 2013
Cash flows provided by (used in) operating activities:

Net loss	$(13,128)	$(8,376)	$(54,417)

Non cash adjustments:
Common stock issued in lieu of expenses paid	-	-	20

Change in due from related party	-	20,000	-

Change in accounts payable and accrued expenses	2,609	(3,881)	9,158

Net cash flows provided by (used in) operating activities	(10,519)	7,743	(45,239)

Cash flows from (to) financing activities:

Advances from officer ( net of repayments)	(30,050)	(6,906)	1,984
Issuance of stock for cash	-	-	123,500

Net cash from (to) financing activities	(30,050)	(6,906)	124,484

Net increase (decrease) in cash	(40,569)	837	80,245

Cash - beginning of period	120,814	-	-

Cash - end of period	$80,245	$837	$80,245

Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

F-4

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2013

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $ 54,417 at September 30, 2013. However, the Company had cash of $ 80,245 at September 30, 2013 which the Company believes will be sufficient for it to continue operations as a going concern.

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

4

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Results of Operations

The Company has conducted limited operations since inception. In fourth quarter 2011, we received a nominal fee of $ 20,000 from a related party for the placement of Chinese students with an educational institution in Los Angeles, which we reflected as revenue. The Company intends to explore similar opportunities and may receive future revenue from this type of activity. No such revenue was received, however, in either the nine months ending September 30, 2013 or 2012. The Company also plans to organize training centers for Chinese students both in China and in the US, focusing on 3D animation and video game instruction which it expects will commence to operate in the first half of 2014.

Expenses incurred since inception are primarily due to legal, accounting, administrative and other professional service fees.

Liquidity and Capital Resources

At September 30, 2013, the Company had cash of $ 80,245 arising mainly from the issuance of 10,030,000 common shares for cash during fourth quarter 2012.

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

Item 3. Quantitative and qualitative Disclosures About Market Risk

Not applicable.

5

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Enterprise)

Item 4. Controls and Procedures

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding any required disclosure.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Change in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

6

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

7

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 18, 2013

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(Registrant)

/s/ David Lau
David Lau
Chief Executive Officer

8