Form 10-K
period 2013-12-31
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2014-04-16
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Securities registered pursuant to Section 12(g) of the Exchange Act: common stock, par value $.00001 per share Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]		Accelerated Filer [ ]
Non-Accelerated Filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

There were a total of 62,030,000 shares of the registrant’s common stock outstanding as of March 31, 2014

Documents Incorporated by Reference:

None.

INTRODUCTORY COMMENTS

Special Note Regarding Forward Looking Statements

This annual report on Form 10-K, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated are discussed in Item 1A.”Risk Factors”.

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

In late 2011, we began to realize our additional objective of placing Chinese students with US schools and we received revenue from the placement of Chinese students with an educational institution in Los Angeles and reflected this as revenue.

We intend to explore similar opportunities and may receive future revenue from this type of activity. In addition, we are planning to organize training centers for Chinese students both in China and in the US, focusing on 3D animation and motion picture production instruction which we expect will commence to operate beginning in late 2014/early 2015.

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

Tony Christopher (appointed on April 2, 2012) Mr. Christopher is a reowned expert in the field of world class concept design for theme parks and theatre shows. He is founder and president of Landmark Entertainment Group, which has designed worldwide theme parks for such major companies as Universal Studios and Six Flags.

Zhaojun Jin (appointed on May 5, 2012) Mr. Jin is one of the top Music Critics and Cultural Planners in China. He serves as Editorial Director and Deputy Editor-in-Chief of the Chinese Musicians’ Association, “the people’s music” as well as the Secretary-General of Society of Popular Music of the Chinese Musicians’ Association.

Haiying Li (appointed on July 30, 2012) Mr. Li is a Chinese pop music pioneer and top level Musician and Composer. He serves as Vice president of Society of Popular Music of the Chinese Musicians’ Association and Vice president of the China Film Music Society.

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

Combination Suitability Standards

The analysis of new business opportunities has and will be undertaken by or under the supervision of our management. To a large extent, a decision to participate in a specific combination may be made upon management’s analysis of the quality of the candidate company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the candidate will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to objectively quantify or analyze. In many instances, it is anticipated that the historical operations of a specific candidate may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners and management of a candidate to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because we may participate in a business combination with a newly organized candidate or with a candidate which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for the candidate’s products or services will likely not be established, and the candidate may not be profitable when acquired.

Otherwise, we anticipate that we may consider, among other things, the following factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;

●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of management, either in place or scheduled for recruitment;

●	Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

●	The extent to which the business opportunity can be advanced;

●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

●	Other relevant factors.

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

Our management team would directly benefit from this type of employment or payment. These benefits may influence our management team’s choice of a target company. Our certificate of incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to this indemnification.

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

We have a limited operating history and have only limited revenues or earnings from operations since inception. While we may sustain additional operating expenses without corresponding revenues at least until the consummation of a merger, other business combination with a private company or until our own operations better develop, with the receipt of proceeds totaling $120,000 from the sale of our common stock during fourth quarter 2012 we believe that we now have the financial resources to accelerate and complete the development of our core business.

Since our inception on November 8, 2007 through December 31, 2013, we have accumulated a net loss of $ 58,043. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

In addition, after such listing, our securities may be classified as penny stock. The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq Capital Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell this stock. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

The majority of our issued and outstanding capital stock is owned and controlled by our Officers.

Our officers currently own the majority of our issued and outstanding capital stock, and therefore control our operations and will have the ability to control all matters submitted to stockholders for approval, including:

●	election of our board of directors;

●	removal of any directors;

●	amendment of our Certificate of Incorporation or Bylaws; and

●	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

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

 Number of Holders of Our common stock

As of March 31, 2014, there were 5 stockholders of record of our common stock.

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

Purchases of Our Equity Securities

No repurchases of our common stock have been made to date through December 31, 2013.

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

Management believes that we have been, and are currently, a shell company that intends to enter into a business combination with one or more privately held businesses since we believe that we would be attractive to privately held operating companies interested in becoming publicly traded by means of a business combination with us, without offering their own securities to the public. While we continue to still hold to our previous view, during fourth quarter 2011 we recognized fee revenue from the placement of Chinese students with an educational institution in Los Angeles and we have continued to explore similar activity since 2011. In addition, we are planning the organization and operation of training centers for Chinese students both in China and in the US, focusing on 3D animation and video game instruction. Meanwhile, we continue to be unrestricted in our search for business combination candidates in any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, particularly those associated with the entertainment industry. Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate.

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

Results of Operations

Since inception on November 8, 2007 through December 31, 2013, we had an accumulated net loss of $ 58,043 primarily relating to accounting, legal, travel and miscellaneous general and administrative costs, less nominal fee revenue

Liquidity and Capital Resources

At December 31, 2013 we had cash of $ 72,341 derived mainly from the issuance of Company stock during fourth quarter 2012, which realized $120,000

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on our assessment, our management determined that, as of December 31, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2013.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
David Lau	53	Chief Executive Officer and Director
Hollis Liu	45	President, Secretary and Director
Alan J. Bailey	66	Chief Financial Officer and Director
Tony Liu	24	Director
Kevin Zhang	37	Director

David Lau is a senior strategist and coordinator in the film and entertainment industry in both Hollywood and China.

Hollis Liu is an outstanding entrepreneur and educator in the field of performance, film, entertainment and experienced vocalist in the field of vocal education and training.

Alan. J Bailey has been a senior executive in the entertainment industry for approximately 36 years, and is a director and senior officer of several new media businesses. He is a Fellow of the UK Institute of Chartered Accountants.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Ms. Hollis Liu, our President and majority stockholder did file her Initial Statement of Beneficial Ownership of Securities on Form 3 by the due date. No other reports were required to be filed in fiscal year 2013.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation – 2013 and 2012

For the years ended December 31, 2013 and December 31, 2012, and through the date of this report, we have not paid any executive officer or director any cash or cash equivalent compensation. We have no agreements or understandings, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. We will undoubtedly pay compensation to officers and other employees should we succeed in acquiring a business that has funds available to pay such compensation or if our operations grow significantly to justify such compensation.

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

During the fiscal years ended December 31, 2013 and December 31,2012, there were no fees earned or paid in cash for services to our directors and no stock or stock options or other equity incentives were awarded to our directors. We have no standard arrangements in place to compensate our directors for their service as directors or as members of any committee of directors. In the future, if we retain non-employee directors, we may decide to compensate them for their service to us as directors and members of committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2014, certain information with respect to the beneficial ownership of our common stock by (i) each director and executive officer, (ii) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of common stock, and (iii) all directors and executive officers as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at 1875 Century Park East, 6th Floor, Suite 73, Century City, CA 90067.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
	Officers and Directors
Alan J. Bailey	Chief Financial Officer and Director	Common Stock, $.00001 par value	2,000,000	3%
Hollis Liu	President, Secretary and Director	Common Stock, $.00001 par value	50,000,000	81%
All officers and directors as a group (2 persons named above)		Common Stock, $.00001 par value	52,000,000	84%
	5% Security Holders
Hollis Liu		Common Stock, $.00001 par value	50,000,000	81%
Hollywood Hipac Group Inc.			10,000,000	16%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	As of March 31, 2014, a total of 62,030,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). The most recent transaction for the subscription for the Company’s stock was at $ 1.00 per share. For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

None.

Securities Authorized for Issuances under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC, except for the sale of 10 million of our common shares on November 19, 2012 to an affiliated company called Hollywood Hipac Group Inc.

Director Independence

Only Tony Liu and Kevin Zhang are independent directors as the term “independent” is defined by the rules of the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal year ended December 31, 2013 and 2012:

	2013	2012
Audit Fees	$7,280	$4,665
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$7,280	$4,665

EFP Rotenberg LLP served as our independent registered public accounting firm since inception on November 8, 2007 through June 28, 2013, when they resigned. Their audit fees totaled $ 3,280. On July 1, 2013, Patrick Rodgers, CPA, PA was engaged as the Company’s new registered independent public accountant. His audit fees totaled $1,500. An accrual of $ 2,500 was established at December 31, 2013 for the audit of the Company’s financial statements for the year ended December 31, 2013.

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit services performed by the independent public accountants on our financial statements as of and for the year ended December 31, 2013.

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

*Filed herewith

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Hollywood Entertainment EDU, Inc.

Century City, California

I have audited the accompanying consolidated balance sheets of Hollywood Entertainment EDU, Inc. and its subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were I engaged to perform, an audit of its internal control over financial reporting. my audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 of the accompanying consolidated financial statements, the Company has no revenues, has incurred losses since inception, and has a negative working capital balance at December 31, 2013, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA
Casselberry, Florida
April 15, 2014

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Balance Sheets

As of December 31, 2013 and 2012

	December 31, 2012	December 31, 2012

ASSETS:

Current assets:
Cash	$72,341	$120,814

Total current assets	72,341	120,814
TOTAL ASSETS	$72,341	$120,814

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable and accrued expenses	$4,880	$6,548
Advances from officer, interest free	1,984	32,034
Total current liabilities	6,864	38,582
TOTAL LIABILITIES	6,864	38,682

Stockholders’ equity (deficit):
Common stock, $ .00001 par value, authorized 100,000,000 shares 62,030,000 issued and outstanding at Dec.31, 2013 and at Dec. 31,2012 respectively	620	620
Additional paid in capital	122,900	122,900
Deficit accumulated	(58,043)	(41,288)
Total stockholders’ equity ( deficit)	65,477	82,232

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,341	$120,814

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Statements of Operations

	For the Years Ended December 31		Period from Date of Inception (November 8, 2007) Through
	2013	2012	December 31, 2013

Revenues	$-	$-	$20,000

Expenses
General and administrative	16,755	12,024	78,043

Total expenses	16,755	12,024	78,043

Net income (loss)	(16,755)	(12,024)	(58,043)

Income (loss) per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	62,030,000	53,702,290	32,328,263

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit)

For the Period November 8, 2007 (Inception) through December 31, 2013

	CommonStock
	Number of Shares	Amount		Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders’ Deficit

Inception - November 8, 2007	-	$-		$-	$-	$-

Issuance of stock to officer	2,000,000	20		-	-	20
Net loss	-	-		-	(4,808)	(4,808)
Additional paid in capital	-	-		3,000	-	3,000

Balance - December 31, 2008	2,000,000	20		3,000	(4,808)	(1,788)
Net loss	-	-		-	(7,477)	(7,477)
Issuance of stock to officer	50,000,000	500		-	-	500

Balance - December 31, 2009	52,000,000	520		3,000	(12,285)	(8,765)

Net loss	-	-		-	(27,041)	(27,041)
Balance - December 31 ,2010	52,000,000	520		3,000	(39,326)	(35,806)

Net income	-	-		-	10,062	10,062
Balance - December 31, 2011	52,000,000	520		3,000	(29,264)	(25,744)

Issuance of stock: Nov.19 ,2012	10,000,000	100		99,900	-	100,000
Dec. 3, 2012	20,000	-	*	10,000	-	10,000
Dec. 26, 2012	10,000	-	*	10,000		10,000

Net loss	-	-		-	(12,024)	(12,024)

Balance - December 31, 2012	62,030,000	620		$122,900	$(41,288)	$82,232

Net loss	-	-		-	(16,755)	(16,755)

Balance - December 31, 2013	62,030,000	$620		$122,900	$58,043	$65,477

(* less than $ 1.00)

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Statements of Cash Flows

	For the Years Ended December 31,		Period from Inception (November 8,2007) Through
	2013	2012	December 31, 2013

Cash flows from operating activities:

Net income (loss)	$(16,755)	$(12.024)	$(58,043)

Non cash adjustments:
Common stock issued in lieu of expenses paid	-	-	20

Change in due from related party	-	20,000	-

Change in accounts payable and accrued expenses	(1,668)	(1,071)	4,880

Net cash flows from operating activities	(18,423)	6,905	(53,143)

Net cash flows from investing activities:	-	-	-

Cash flows from (used in) financing activities:

Advances from officer (net of repayments)	(30,050)	(6,091)	1,984
Issuance of stock for cash	-	120,000	123,500

Net cash from (used in) financing activities	(30.050)	113,909	125,484

Net change in cash and cash equivalents	(48,473)	120,814	72,341

Cash and cash equivalents-beginning of period	120,814	-	-

Cash and cash equivalents-end of period	$72,341	$120,814	$72,341

Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Financial Statements

December 31, 2013

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

Except during fourth quarter 2011, when the Company earned nominal revenue in placement fees from the placing of Chinese students with a learning institution in Los Angeles, California, the Company has not earned any other revenue to date.

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

Development Stage: The Company has operated as a development stage enterprise by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services. The Company prepares its financial statements in accordance with the requirements of FASB ASC 915 ( Prior authoritative literature Statement of Financial Accounting Standards No.7,“Accounting and Reporting by Development Stage Enterprises”).

Organizational Costs: Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the company. Organizational costs are expensed as incurred in accordance with FASB ASC 720-15 (Prior authoritative literature Statement of Position 98-5,“Reporting on the Costs of Start-Up Activities”).

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

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Financial Statements

December 31, 2013

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

Except during fourth quarter 2011 when it earned nominal fee revenue of $ 20,000, the Company has had no other revenue and has incurred net accumulated losses from November 8, 2007 (inception) through the period ended December 31, 2013 of $58,043. The Company’s activities since inception have been financially sustained through equity financing and advances from an officer.

While the Company has a cash balance of $ 72,341 at December 31, 2013 the ability of the Company to continue as a going concern on a longer term basis may be dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional advances from its officer and, ultimately, the achievement of significant operating revenues.

Note 4 – Shareholders’ Equity:

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

Note 5 - Income Taxes:

No current provision or benefit for federal income taxes has been recorded for the year ended December 31, 2013 or for any period from inception through December 31, 2013 as the Company has no taxable income.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Financial Statements

December 31, 2013

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

Date: April 15, 2014

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC

By:	/s/ Hollis Liu
Hollis Liu
President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lau	Chief Executive Officer	April 15, 2014
David Lau	(Principal Executive Officer)

/s/ Alan J. Bailey	Chief Financial Officer and Director	April 15, 2014
Alan J. Bailey

24