Form 10-K/A
period 2013-12-31
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2014-04-18
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 (Amendment No. 1)

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

There were a total of 62,030,000 shares of the registrant’s common stock outstanding as of March 31, 2014

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A to Hollywood Entertainment EDU Holding, Inc., Annual Report on Form 10-K for the period ended December 31, 2013, filed with the Securities and Exchange Commission on April 16, 2014 (the “Form 10-K”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulations S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language) and Amendment No. 1 to the Form 10-K filed with the Securities and Exchange Commission on April 16, 2014, is to correct the current calendar in the statement of Balance Sheets.

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

Development Stage. The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services. The Company prepares its financial statements in accordance with the requirements of FASB ASC 915 (Prior authoritative literature Statement of Financial Accounting Standards No. 7,”Accounting and Reporting by Development Stage Enterprises”).

Organizational Costs. Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the company. Organizational costs are expenses as incurred in accordance with FASB ASC 720-15 ( Prior authoritative literature Statement of Position 98-5,”Reporting on the Costs of Start-Up Activities”).

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

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference.

Exhibit No.	Description

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith

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

/s/ Terry L. Johnson, CPA
Casselberry, Florida
April 15, 2014

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Balance Sheets

As of December 31, 2013 and 2012

	December 31, 2013	December 31, 2012

ASSETS:

Current assets:
Cash	$72,341	$120,814

Total current assets	72,341	120,814
TOTAL ASSETS	$72,341	$120,814

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable and accrued expenses	$4,880	$6,548
Advances from officer, interest free	1,984	32,034
Total current liabilities	6,864	38,582
TOTAL LIABILITIES	6,864	38,682

Stockholders’ equity (deficit):
Common stock, $ .00001 par value, authorized 100,000,000 shares 62,030,000 issued and outstanding at Dec. 31, 2013 and at Dec. 31, 2012 respectively	620	620
Additional paid in capital	122,900	122,900
Deficit accumulated	(58,043)	(41,288)
Total stockholders’ equity ( deficit)	65,477	82,232

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,341	$120,814

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

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit)

For the Period November 8, 2007 (Inception) through December 31, 2013

	Common Stock
	Number of Shares	Amount		Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders’ Deficit

Inception - November 8, 2007	-	$-		$-	$-	$-

Issuance of stock to officer	2,000,000	20		-	-	20
Net loss	-	-		-	(4,808)	(4,808)
Additional paid in capital	-	-		3,000	-	3,000

Balance - December 31, 2008	2,000,000	20		3,000	(4,808)	(1,788)
Net loss	-	-		-	(7,477)	(7,477)
Issuance of stock to officer	50,000,000	500		-	-	500

Balance - December 31, 2009	52,000,000	520		3,000	(12,285)	(8,765)

Net loss	-	-		-	(27,041)	(27,041)
Balance - December 31, 2010	52,000,000	520		3,000	(39,326)	(35,806)

Net income	-	-		-	10,062	10,062
Balance - December 31, 2011	52,000,000	520		3,000	(29,264)	(25,744)

Issuance of stock: Nov. 19, 2012	10,000,000	100		99,900	-	100,000
Dec. 3, 2012	20,000	-	*	10,000	-	10,000
Dec. 26, 2012	10,000	-	*	10,000	-	10,000

Net loss	-	-		-	(12,024)	(12,024)

Balance - December 31, 2012	62,030,000	620		$122,900	$(41,288)	$82,232

Net loss	-	-		-	(16,755)	(16,755)

Balance - December 31, 2013	62,030,000	$620		$122,900	$58,043	$65,477

(* less than $ 1.00)

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Statements of Cash Flows

	For the Years Ended December 31,		Period from Inception (November 8, 2007) Through
	2013	2012	December 31, 2013

Cash flows from operating activities:

Net income (loss)	$(16,755)	$(12.024)	$(58,043)

Non cash adjustments:
Common stock issued in lieu of expenses paid	-	-	20

Change in due from related party	-	20,000	-

Change in accounts payable and accrued expenses	(1,668)	(1,071)	4,880

Net cash flows from operating activities	(18,423)	6,905	(53,143)

Net cash flows from investing activities:	-	-	-

Cash flows from (used in) financing activities:

Advances from officer (net of repayments)	(30,050)	(6,091)	1,984
Issuance of stock for cash	-	120,000	123,500

Net cash from (used in) financing activities	(30.050)	113,909	125,484

Net change in cash and cash equivalents	(48,473)	120,814	72,341

Cash and cash equivalents-beginning of period	120,814	-	-

Cash and cash equivalents-end of period	$72,341	$120,814	$72,341

Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

Development Stage: The Company has operated as a development stage enterprise by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services. The Company prepares its financial statements in accordance with the requirements of FASB ASC 915 (Prior authoritative literature Statement of Financial Accounting Standards No. 7,“Accounting and Reporting by Development Stage Enterprises”).

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

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Financial Statements

December 31, 2013

Net Loss per Common Share: The Company computes net loss per share in accordance with FASB ASC 260-10 (Earnings per Share and SEC Staff Accounting Bulletin No. 98) . Under the provisions of ASC 260-10, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

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

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this amended annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 18, 2014

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC

By:	/s/ Hollis Liu
Hollis Liu
President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lau	Chief Executive Officer	April 18, 2014
David Lau	(Principal Executive Officer)

/s/ Alan J. Bailey	Chief Financial Officer and Director	April 18, 2014
Alan J. Bailey

24