Form 10-Q
period 2014-06-30
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2014-08-19
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 19, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	62,030,000

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL REPORTS

AT

JUNE 30, 2014

TABLE OF CONTENTS

Balance Sheets at June 30, 2014 (Unaudited) and December 31, 2013	F-1

Statement of Operations for the Six Months Ended June 30, 2014 and 2013 and for the Period from Date of Inception (November 8, 2007) through June 30, 2014 (Unaudited)	F-2

Statement of Changes in Stockholders’ Equity for the Period from Date of Inception (November 8, 2007) through June 30, 2014 (Unaudited)	F-3

Statement of Cash Flows for the Six Months Ended June 30, 2014 and 2013 and for the Period from Date of Inception (November 8, 2007) through June 30, 2014 (Unaudited)	F-4

Notes to Financial Statements	F-5

2

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

BALANCE SHEETS

 As of June 30, 2014 and December 31, 2013

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS:

Current assets:
Cash	$68,806	$72,341

Total current assets	68,806	72,341
TOTAL ASSETS	$68,806	$72,341

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$6,939	$4,880
Advances from officer, interest free	1,984	1,984
Total current liabilities	8,923	6,864
TOTAL LIABILITIES	8,923	6,864

Stockholders’ Equity:
Common stock, $ .00001 par value, authorized 100,000,000 shares 62,030,000 issued and outstanding at June 30, 2014 and at December 31, 2013, respectively	620	620
Additional paid in capital	122,900	122,900
Deficit accumulated	(63,637)	(58,043)
Total stockholders’ equity	59,883	65,477

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,806	$72,341

The accompanying notes are an integral part of these financial statements.

F-1

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

					Period From
					Date of Inception
	For the Six Months Ended		For the Three Months Ended		(November 8, 2007)
	June 30,		June 30,		Through
	2014	2013	2014	2013	June 30, 2014
Revenues	$—	$—	$—	$—	$20,000

Expenses
General and administrative	5,594	10,924	2,646	3,170	83,637

Total expenses	$5,594	$10,924	$2,646	$3,170	$83,637

Net loss	$(5,594)	$(10,924)	$(2,646)	$(3,170)	$(63,637)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	62,030,000	62,030,000	62,030,000	62,030,000	33,833,696

The accompanying notes are an integral part of these financial statements.

F-2

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity

For the Period November 8, 2007 (Inception) through June 30, 2014

(Unaudited)

	Number of Common Shares	Amount		Paid in Capital	Accumulated (Deficit)	Stockholders’ Deficit
Inception - November 8, 2007	-	$-		$-	$-	$-
Issuance of Stock to Officer	2,000,000	20		-	-	20
Net Loss	-	-		-	(4,808)	(4,808)
Additional Paid In Capital	-	-		3,000	-	3,000

Balance December 31, 2008	2,000,000	20		3,000	(4,808)	(1,788)
Net Loss	-	-		-	(7,477)	(7,477)
Issuance of Stock to officer	50,000,000	500		-	-	500

Balance - December 31, 2009	52,000,000	520		3,000	(12,285)	(8,765)

Net Loss	-	-		-	(27,041)	(27,041)
Balance - December 31, 2010	52,000,000	520		3,000	(39,326)	(35,806)

Net Income	-	-		-	10,062	10,062
Balance - December 31, 2011	52,000,000	520		3,000	(29,264)	(25,744)

Issuance of Stock: Nov. 19 , 2012	10,000,000	100		99,900	-	100,000
Dec. 3, 2012	20,000	-	*	10,000	-	10,000
Dec. 26, 2012	10,000	-	*	10,000	-	10,000
Net Loss	-	-		-	(12,024)	(12,024)
Balance - December 31, 2012	62,030,000	$620		$122,900	$(41,288)	$82,232
Net Loss	-	-		-	(16,755)	(16,755)
Balance - December 31, 2013	62,030,000	$620		$122,900	$(58,043)	$65,477
Net Loss for period ending June 30, 2014	-	-		-	(5,594)	(5,594)
Balance - June 30,2014	62,030,000	$620		$122,900	$(63,637)	$59,883

(* less than $ 1.00)

The accompanying notes are an integral part of these financial statements.

F-3

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

			Period from Inception
	For the Six Months Ended June 30,		(November 8, 2007) Through
	2014	2013	June 30, 2014
Cash Flows From (To) Operating Activities:

Net Loss	$(5,594)	$(10,924)	$(63,637)

Non Cash Adjustments:
Common Stock Issued in Lieu of Expenses Paid	-	-	20
Change in Accounts Payable and Accrued Expenses	2,059	1,565	6,939
Net Cash Flows From (To) Operating Activities	(3,535)	(9,359)	(56,678)

Net Cash Flows From Financing Activities
Advances from Officer (net of repayments)	-	(31,219)	1,984
Issuance of Stock for Cash	-	-	123,500
Net Cash Flows From Financing Activities	-	(31,219)	125,484

Net Change in Cash and Cash Equivalents	(3,535)	(40,518)	68,806

Cash and Cash Equivalents – Beginning of Period	72,341	120,814	-

Cash and Cash Equivalents –End of Period	$68,806	$80,236	$68,806

The accompanying notes are an integral part of these financial statements.

F-4

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2014

Note A - The Company

Hollywood Entertainment EDU Holding, Inc., a development stage company (the “Company”), was incorporated under the laws of the State of Delaware on November 8, 2007. As a “blank check company”, the Company’s original intent was to pursue a business combination or a joint venture through acquisition, or merger with, an existing company or companies. Accordingly, the Company is looking to acquire an existing company or companies primarily based in China, or acquire the technology or enter into cooperation and/or merger agreements with learning and educational institutions with entertainment media related training programs and/or compatible joint ventures and business opportunities, while further developing our core business relating to the field of entertainment, particularly with music, motion picture and TV production, and animation.

In addition, since inception we have been engaged in organizational efforts, obtaining financing through the issuance of our stock and establishing the groundwork both in China and in the US to organize training programs for Chinese students and participants who wish to pursue higher levels of practical education in the entertainment industry with leading US film schools and colleges. .

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While,the Company has reported recurring losses from operations with the result that there is an accumulated deficit of $63,637 at June 30, 2014,. the Company had cash of $68,806 at June 30, 2014 which the Company believes will be sufficient for it to continue operations as a going concern.

F-6

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Item 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

While our original plan was solely to locate a suitable acquisition or merger candidate and consummate a business combination, we also intend to act as a placement service in placing Chinese students with educational institutions in Los Angeles. In addition, we are planning to organize and operate training centers for Chinese students both in China and in the US, focusing on 3D animation and video game instruction. In fourth quarter 2011 we began to realize our objective of placing Chinese students with US schools and we received revenue from the placement of Chinese students with an educational institution in Los Angeles and reflected this as revenue. We intend to explore similar opportunities and may receive future revenue from this type of activity. In addition, we are planning to organize training centers for Chinese students both in China and in the US, focusing on 3D animation and motion picture production instruction which we expect will commence to operate by the end of 2014

The Company has not restricted its search for any specific kind of businesses, and it may acquire or merge a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

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

3

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Results of Operations

The Company has conducted limited operations since inception. In fourth quarter 2011 we received a nominal fee of $ 20,000 from a related party for the placement of Chinese students with an educational institution in Los Angeles and reflected this as revenue. The Company intends to explore similar opportunities and may receive future revenue from this type of activity. No such revenue was received however in either the six months ending June 30, 2014 or 2013. The Company also plans to organize training centers for Chinese students both in China and in the US, focusing on 3D animation and video game instruction which it expects will commence to operate by the end of 2014. Expenses incurred since inception are primarily due to legal, accounting, administrative and other professional service fees.

Liquidity and Capital Resources

At June 30, 2014, the Company had cash of $68,806 arising primarily from the issuance of 10,030,000 common shares for cash during fourth quarter 2012.

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

The Company and/or shareholders will supervise the search for target companies as potential candidates for a business combination and/or merger. The Company and/or shareholders may pay as their own expenses any costs incurred in supervising the search for a target company or companies. The Company and/or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

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

4

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Enterprise)

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Change in Internal Controls

No change in our internal control over financial reporting ( as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) occurred during three and six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: August 19, 2014

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(Registrant)

/s/ David Lau
David Lau
Chief Executive Officer

7