Form 10-Q
period 2014-09-30
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2014-11-14
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

1875 Century Park East, Suite 700

Century City, CA 90067

(Address of Principal Executive Offices)

323-998-7187

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	62,030,000

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL REPORTS

AT

SEPTEMBER 30, 2014

TABLE OF CONTENTS

Balance Sheets at September 30, 2014 (Unaudited) and December 31, 2013	F-1

Statement of Operations for the Nine Months Ended September 30, 2014 and 2013 and for the Period from Date of Inception (November 8, 2007) through September 30, 2014 (Unaudited)	F-2

Statement of Changes in Stockholders’ Equity for the Period from Date of Inception (November 8, 2007) through September 30, 2014 (Unaudited)	F-3

Statement of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 and for the Period from Date of Inception (November 8, 2007) through September 30, 2014 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-6

2

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

BALANCE SHEETS

As of September 30, 2014 and December 31, 2013

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS:

Current assets:
Cash	$61,680	$72,341

Total current assets	61,680	72,341
TOTAL ASSETS	$61,680	$72,341

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$2,477	$4,880
Advances from officer, interest free	1,984	1,984
Total current liabilities	4,461	6,864
TOTAL LIABILITIES	4,461	6,864

Stockholders’ Equity:
Common stock, $ .00001 par value, authorized 100,000,000 shares 62,030,000 issued and outstanding at September 30, 2014 and at December 31, 2013, respectively	620	620
Additional paid in capital	122,900	122,900
Deficit accumulated	(66,301)	(58,043)
Total stockholders’ equity	57,219	65,477

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,680	$72,341

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

					Period From
					Date of Inception
	For the Nine Months Ended		For the Three Months Ended		(November 8, 2007)
	September 30,		September 30,		Through
	2014	2013	2014	2013	September 30, 2014
Revenues	$—	$—	$—	$—	$20,000

Expenses
General and administrative	8,258	13,128	2,663	2,205	86,301

Total expenses	$8,258	$13,128	$2,663	$2,205	$86,301

Net loss	$(8,258)	$(13,128)	$(2,663)	$(2,205)	$(66,301)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	62,030,000	62,030,000	62,030,000	62,030,000	34,620,322

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity

For the Period November 8, 2007 (Inception) through September 30, 2014

(Unaudited)

	Number of Common Shares	Amount		Paid in Capital	Accumulated (Deficit)	Stockholders’ Deficit
Inception - November 8, 2007	-	$-		$-	$-	$-
Issuance of Stock to Officer	2,000,000	20		-	-	20
Net Loss	-	-		-	(4,808)	(4,808)
Additional Paid In Capital	-	-		3,000	-	3,000

Balance December 31, 2008	2,000,000	20		3,000	(4,808)	(1,788)
Net Loss	-	-		-	(7,477)	(7,477)
Issuance of Stock to officer	50,000,000	500		-	-	500

Balance - December 31, 2009	52,000,000	520		3,000	(12,285)	(8,765)

Net Loss	-	-		-	(27,041)	(27,041)
Balance - December 31, 2010	52,000,000	520		3,000	(39,326)	(35,806)

Net Income	-	-		-	10,062	10,062
Balance - December 31, 2011	52,000,000	520		3,000	(29,264)	(25,744)

Issuance of Stock: Nov. 19, 2012	10,000,000	100		99,900	-	100,000
Dec. 3, 2012	20,000	-	*	10,000	-	10,000
Dec. 26, 2012	10,000	-	*	10,000	-	10,000
Net Loss	-	-		-	(12,024)	(12,024)
Balance - December 31, 2012	62,030,000	$620		$122,900	$(41,288)	$82,232
Net Loss	-	-		-	(16,755)	(16,755)
Balance - December 31, 2013	62,030,000	$620		$122,900	$(58,043)	$65,477
Net Loss for period ending September 30, 2014	-	-		-	(8,258)	(8,258)
Balance - September 30, 2014	62,030,000	$620		$122,900	$(66,301)	$57,219

(* less than $1.00)

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

			Period from Inception
	For the Nine Months Ended		(November 8, 2007)
	September 30,		Through
	2014	2013	September 30, 2014
Cash Flows From (To) Operating Activities:

Net Loss	$(8,258)	$(13,128)	$(66,301)

Non Cash Adjustments:
Common Stock Issued in Lieu of Expenses Paid	-	-	20
Change in Accounts Payable and Accrued Expenses	(2,403)	2,609	2,477
Net Cash Flows From (To) Operating Activities	(10,661)	(10,519)	(63,804)

Net Cash Flows From Financing Activities
Advances from Officer (net of repayments)	-	(30,050)	1,984
Issuance of Stock for Cash	-	-	123,500
Net Cash Flows From Financing Activities	-	(30,050)	125,484

Net Change in Cash and Cash Equivalents	(10,661)	(40,569)	61,680

Cash and Cash Equivalents – Beginning of Period	72,341	120,814	-

Cash and Cash Equivalents – End of Period	$61,680	$80,245	$61,680

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2014

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

Recent developments:

On June 6 and 11, 2014 the Company entered into a long term Strategic Co-operation Framework agreements with the CCTV Micro Film Channel Division of the China Central Newsreels and Film Studio Group (“CCTV”) to promote and organize high level education and training in the United States for CCTV’s senior management in conjunction with the further development and integration of international talent to participate in the globalization of China’s rapidly expanding Micro Film (short film) industry. (Micro or Short films are features and documentaries with running times of less than 30 minutes and generally more than 10 minutes). Part of this agreement entitles the Company to bring to China, U.S. faculty, lecturers and talent as part of the implementation of training programs in China. The Company was also invited to be a co=sponsor and co-hosts with CCTV of the second International Micro Film Festival and Global Micro Film Summit (the “Summit”) to be held in Hangzhou, China between October 25 - 29, 2014. In this regard, the Company will bring a selection of American produced short films for exhibition and discussion at the Summit as part of a cultural exchange. Senior Company representatives did indeed attend the Handzhou Summit and were enthusiastically received. The event was very successful and well attended.

On June 10, 2014 the Company entered into a Letter of Intent for the merger of Beijing Hanya Investment Consultant Co. (“Beijing Hanya Group”) into the Company. Beijing Hanya is a regional full service investment and financing group which includes under its umbrella of companies Youbang Xincheng International Credit Guarantee Co.; Youbang Xincheng Financial Consultants Ltd; Harbour Property Management Limited and the Blue Sword Trademark Agencies. A due diligence process is now to commence whereby the Company will evaluate the audited financial statements of the Beijing Hanya Group to be able to work towards a more definitive merger agreement.

On August 3, 2014 the Company entered into a Letter of Intent with the China Tactician University Company Limited (“Tactician Group”) which is a Hong Kong corporation owning a variety of Chinese companies involved in a wide range of education and training, including vocational training to middle management. The Letter of Intent outlines the plan for the Company to acquire a 51% controlling interest of the Tactician Group.A due diligence process is now to commence whereby the Company will evaluate the audited financial statements of the Tactician Group to be able to work towards a more definitive merger agreement.

On September 3, 2014 the Company entered into a Stock Purchase Agreement with Gold Street Holding (China) C0., Limited (“Gold Street Group”) whereby the Company intends to acquire 100% of Gold Street Group with the 3,000,000 of the Company’s common shares valued at $2.50 per share (total purchase consideration being $7.5 million). Gold Street Group is a Hong Kong corporation owning 100% of Youbang Prudential Financial Advising (Beijing) Company Limited – which in turn owns 100% of Lande Asia pacific (Beijing) consulting Co., Ltd; 70% of Lande Asia Pacific Business (Beijing) Co., Ltd; 70% of Shanghai Bofeing Business Consulting Co., Ltd and 70% of Beijing Hanya Investment Advisory Co. The companies in the Gold Street Group are primarily involved in offering training programs and providing subcontract labor to leading industries in China, including the automotive industry. The Company and Gold Street intend to work together in the exchange of information and the providing of audited financial information by the Gold Street Group to the Company to enable the Company to close the acquisition by December 10, 2014.

Financial Statements:

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

Note D - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While the Company has reported recurring losses from operations with the result that there is an accumulated deficit of $66,301 at September 30, 2014, the Company had cash of $61,680 at September 30, 2014 which the Company believes will be sufficient for it to continue operations as a going concern.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Item 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Our primary plan is to locate a suitable acquisition or merger candidate and consummate a business combination. We also intend to act as a placement service by placing Chinese students with educational institutions in the greater Los Angeles area. In addition, we are planning to acquire, organize and/or operate training centers for Chinese students both in China and in the US. In fourth quarter 2011 we began to realize our objective of placing Chinese students with US schools and we received revenue from the placement of Chinese students with an educational institution in Los Angeles and reflected this as revenue. We intend to explore similar opportunities and may receive future revenue from this type of activity. In addition, we are planning to organize training centers for Chinese students both in China and in the US, which we expect will commence to operate commencing 2015.

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

Results of Operations

The Company has conducted limited operations since inception. In fourth quarter 2011 we received a nominal fee of $20,000 from a related party for the placement of Chinese students with an educational institution in Los Angeles and reflected this as revenue. The Company intends to explore similar opportunities and may receive future revenue from this type of activity. No such revenue was received however in either the nine months ending September 30, 2014 or 2013. The Company also plans to organize, primarily through acquisitions and mergers, educational and training centers for Chinese students both in China and in the US, which it expects will commence to operate commencing 2015. Expenses incurred since inception are primarily due to legal, accounting, administrative and other professional service fees.

Liquidity and Capital Resources

At September 30, 2014, the Company had cash of $61,680 arising primarily from the issuance of 10,030,000 common shares for cash during fourth quarter 2012.

Management anticipates seeking out target companies for acquisition and/or merger through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both. The Company and/or shareholders will supervise the search for target companies as potential candidates for a business combination and/or merger. The Company and/or shareholders may pay as their own expenses any costs incurred in supervising the search for a target company or companies. The Company and/or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

3

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Change in Internal Controls

No change in our internal control over financial reporting ( as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) occurred during three and nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None.

4

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

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

*Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

5

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 14, 2014

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(Registrant)

/s/ David Lau
David Lau
Chief Executive Officer

6