Form 10-K
period 2014-12-31
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2015-03-31
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

There were a total of 62,030,000 shares of the registrant’s common stock outstanding as of March 31, 2015

Documents Incorporated by Reference:

None.

INTRODUCTORY COMMENTS

Special Note Regarding Forward Looking Statements

This annual report on Form 10-K, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated are discussed in Item 1A. “Risk Factors”.

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

Use of Terms

Except as otherwise indicated by the context, all references in this annual report to (i) the “Company,” “we,” “us” and “our” are to HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC., a Delaware corporation; (ii) “SEC” are to the Securities and Exchange Commission; (iii) “Securities Act” are to the Securities Act of 1933, as amended; (iv) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; and (v) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

PART I

ITEM 1. BUSINESS.

Our History and Background

We were incorporated in the State of Delaware on November 8, 2007. Since inception, we have been engaged in organizational efforts, obtaining financing and establishing the groundwork both in China and in the US to organize training programs for Chinese students and participants who wish to pursue higher levels of practical education in the entertainment industry with leading US film schools and colleges. We also plan to acquire, invest and manage certain compatible training and educational businesses located in China. We were originally formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business and/or entering into collaboration and joint venture agreements with existing businesses compatible with our core business objectives. Since the effectiveness of our registration statement on Form 10-SB, we have focused our efforts on identifying a possible business combinations, acquisitions, and/or compatible joint ventures and business opportunities and further developing our core business related to the field of entertainment, particularly with music, motion picture and TV production, and animation, and in the field of education, vocational training and business/financial services.

Overview of Our Business

To date, we have been primarily a development stage company with the intent to acquire and/or enter into a business combination with one or more privately held businesses since we believe that we would be attractive to privately held operating companies interested in becoming publicly traded by means of a business combination with us, without offering their own securities to the public. We still hold to this previous view.

In late 2011, we began to realize our additional objective of placing Chinese students with US schools and we received revenue from the placement of Chinese students with an educational institution in Los Angeles and reflected this as revenue. We continue to explore similar opportunities and may receive future revenue from this type of activity. In addition, we are planning to acquire and/or organize training centers for Chinese students both in China and in the US.

Meanwhile, until these potential plans materialize, we still consider ourselves to be in a development stage and we continue to be unrestricted in our search for acquisitions, business combination candidates both in China and the U.S. and may enter into a combination or joint venture with a private business engaged in any line of business particularly that associated with the entertainment and/or educational industry. Management’s discretion is, as a practical matter, unlimited in the selection of an acquisition or a combination candidate.

It is anticipated that prospective business opportunities will come to our attention from various sources, including our management, our special professional advisors (see below), and additional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. There are no plans currently to use advertisements, notices or any general solicitation in the search for combination candidates.

We have established a board of 10 highly qualified senior advisors to provide recommendations and guidance to management on their particular field of expertise, who have agreed to serve without compensation. These advisors are as follows:

Tom Saviano (appointed on January 22, 2012) Mr. Saviano is an outstanding Recording Artist, Composer, Conductor and Music Producer based in Hollywood, California. He was awarded the “Finest Saxophonist In The World”, together with 9 Platinum Album Awards and 5 Grammy Awards.

Michael O’Nell (appointed on March 15, 2012) Mr. O’Nell is a world renowned American Guitarist and Jazz Musician. He is the recipient of a Grammy Nominee Participation Award.

Rob Chiarelli (appointed on March 15, 2012) Mr. Chiarelli is a top class Soundtrack Mixer, Producer and Composer based in Hollywood California with many Grammy and Oscar Awards for Music, together with more than 100 music awards worldwide.

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

Combination Suitability Standards

The analysis of new business opportunities has and will be undertaken by or under the supervision of our management. To a large extent, a decision to make an acquisition and/or to participate in a specific combination may be made upon management’s analysis of the quality of the candidate company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the candidate will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to objectively quantify or analyze. In many instances, it is anticipated that the historical operations of a specific candidate may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners and management of a candidate to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because we may participate in a business combination with a newly organized candidate or with a candidate which is entering a new phase of growth, it should be emphasized that we may incur further risks, because management in many instances may not have proved its abilities or effectiveness, the eventual market for the candidate’s products or services may likely not be fully established, and the candidate may not be profitable when acquired.

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

No one of the factors described above will be controlling in the selection of a candidate. Potentially available candidates may be involved in different aspects of their respective industries and at various stages of development, all of which may make the task of comparative investigation and analysis of such business opportunities difficult and complex. It should be recognized that, because of our limited capital available for lengthy investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We cannot predict when we may participate in an acquisition or business combination. We expect, however, that the analysis of specific proposals and the selection of a candidate may take several months or more.

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

Post Combination Activities

Management anticipates that, following consummation of an acquisition or combination through the issuance of our stock, our stock ownership will change as a result of the issuance of additional common stock to the stockholders of the business acquired in the combination. However, we expect that the Company’s existing shareholders will continue to be the majority shareholders and that our incumbent directors will remain on the Board of Directors. Should new directors be appointed, Rule 14f-1 under the Exchange Act requires that, if in connection with a business combination or sale of our control there should arise any arrangement or understanding for a change in a majority of our directors and the change in the board of directors is not approved in advance by our stockholders at a stockholder meeting, then none of the new directors may take office until at least ten (10) days after an information statement has been filed with the SEC and sent to our stockholders. The information statement furnished must as a practical matter include the information required by Items 6(a), (d) and (e), 7 and 8 of Schedule 14A of Regulation 14A in a proxy statement. Following consummation of a combination, management anticipates that we will file a current report on Form 8-K with the Commission which discloses among other things the date and manner of the combination, material terms of the definitive agreement, the assets and consideration involved, the identity of the person or persons from whom the assets or other property was acquired, changes in management and biographies of the new directors and executive officers, identity of principal stockholders following the combination, and contains the required financial statements. Such a Form 8-K report also will be required to include all information that is required to be disclosed under a Form 10 relating to the target company.

Depending on the size of the acquisition and/or business combination, we intend to pursue a listing on a US stock exchange such as OTC, American Stock Exchange or NASDAQ depending on the qualification requirements.

Use of Consultants and Finders

Our management might hire and pay an outside consultant to assist in the investigation and selection of acquisition candidates, and we may be required to pay a finder’s fee to a person who introduces a candidate with which we complete an acquisition or combination. Since our management has no current plans to use any outside consultants or finders to assist in the investigation and selection of candidates, no policies have been adopted regarding use of consultants or finders, the criteria to be used in selecting such consultants or finders, the services to be provided, the term of service, or the structure or amount of fees that may be paid to them. However, because of our limited resources, it is likely that any such fee we agree to pay may be paid in stock and not in cash. Accordingly, it is possible that compensation in the form of common stock, options, warrants or other of our securities, cash or any combination thereof, may be paid to outside consultants or finders. None of our securities will be paid to our officers, directors or promoters or any of their respective affiliates in the form of finder’s fees.

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

Generally, the states are free to enact legislation or adopt rules that prohibit secondary trading in the securities of “blank check” companies like us. Section 18 of the Securities Act, however, preempts state law as to covered securities of reporting companies.

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

Recent Developments

On June 6 and 11, 2014 the Company entered into a long term Strategic Co-operation Framework agreements with the CCTV Micro Film Channel Division of the China Central Newsreels and Film Studio Group (“CCTV”) to promote and organize high level education and training in the United States for CCTV’s senior management in conjunction with the further development and integration of international talent to participate in the globalization of China’s rapidly expanding Micro Film (short film) industry. (Micro or Short films are features and documentaries with running times of less than 30 minutes and generally more than 10 minutes). Part of this agreement entitles the Company to bring to China, U.S. faculty, lecturers and talent as part of the implementation of training programs in China. The Company was also invited to be a co-sponsor and co-host with CCTV of the second International Micro Film Festival and Global Micro Film Summit (the “Summit”) which was held in Hangzhou, China between October 25 - 29, 2014. In this regard, the Company will brought a selection of American produced short films for exhibition and discussion at the Summit as part of the cultural exchange. The Company’s CEO, President and CFO all attended the Hangzhou Summit and were enthusiastically received. The event was very successful and well attended.

On August 3, 2014 the Company entered into a Letter of Intent with the China Tactician University Company Limited (“Tactician Group”) which is a Hong Kong corporation owning a variety of Chinese companies involved in a wide range of education and training, including vocational training to middle management as well as operating regional colleges. The Letter of Intent outlines the plan for the Company to acquire a 51% controlling interest of the Tactician Group. A due diligence process has commenced whereby the Company will evaluate the audited financial statements of the Tactician Group to be able to work towards a more definitive merger agreement in early 2015.

On September 3, 2014 the Company entered into a Stock Purchase Agreement with Gold Street Holding (China) Co., Limited (“Gold Street Group”) whereby the Company intends to acquire 100% of Gold Street Group in a cashless acquisition with up to 3,000,000 of the Company’s common shares valued at $2.50 per share (total purchase consideration being up to $7.5 million). Gold Street Group is a Hong Kong corporation owning 100% of The Bond Trustworthy Financial Consultant (Beijing) Co., Ltd. (AKA “Youbang Prudential”) – which in turn owns 100% of Lande Asia Pacific (Beijing) consulting Co., Ltd.; 70% of Lande Asia Pacific Commercial (Beijing) Co., Ltd.; 70% of Shanghai Bofeng Business Consulting Co., Ltd. and 70% of Beijing Hanya Investment Advisory Co. Ltd. Subject to the completion of due diligence by the Company, the acquisition of the Gold Street Group is scheduled to be effective as of January 1, 2015.

The operations of the Gold Street Group are summarized as follows:

Gold Street Holding (China) Co., Limited, the Hong Kong parent company owning 100% of The Bond Trustworthy Financial Consultant (Beijing) Co., Ltd. (AKA “Youbang Prudential”);

The Bond Trustworthy Financial Consultant (Beijing) Co., Ltd. (AKA “Youbang Prudential”). Based in Beijing and formed in China on January 13, 2006, this is the Chinese “interior” holding company for the other four Gold Street Group companies, which also operate within mainland China. This company is qualified and registered to accept foreign investments in China and, through the engagement of independent accounting personnel, it is licensed to provide financial and accounting services to a variety of Chinese businesses, including providing such services to local municipalities and governmental agencies.

At December 31, 2014 it had gross assets of approximately Yuan 9.6 million ($1.55 million) and gross revenues and net after tax income for the 12 months ended December 31, 2014 of approximately Yuan 8.8 million ($1.4 million) and Yuan 4 million ($0.64 million) respectively;

Lande Asia Pacific (Beijing) Consulting Co., Ltd. was formed in China on November 25, 2002 and is 100% owned by The Bond Trustworthy Financial Consultant (Beijing) Co., Ltd. (AKA “Youbang Prudential”). It provides consulting services for the marketing of certain banking products to bank customers. At December 31, 2014 it had gross assets of approximately Yuan 7.5 million ($1.22 million) and gross revenues and net after tax income for the 12 months ended December 31, 2014 of approximately Yuan 5.9 million ($0.95 million) and Yuan 1.5 million ($0.24 million) respectively;

Lande Asia Pacific Commercial (Beijing) Co., Ltd. was formed in China on June 5, 2014 and is 70% owned by The Bond Trustworthy Financial Consultant (Beijing) Co., Ltd. (AKA “Youbang Prudential”). It invests in strategically located undeveloped real estate as well as trading consumer products on a wholesale and retail basis. At December 31, 2014 it had gross assets of approximately Yuan 3.0 million ($0.5 million) and gross revenues and net after tax income for the 12 months ended December 31, 2014 of approximately Yuan 6.6 million ($1.1 million) and Yuan 2.9 million ($0.47 million) respectively;

Shanghai Bofeng Business Consulting Co. Ltd. was formed in China on December 18, 2013 and is 70% owned by The Bond Trustworthy Financial Consultant (Beijing) Co., Ltd. (AKA “Youbang Prudential”). It provides sales, marketing and management services and training to staff employed in the automotive retail industry in China. At December 31, 2014 it had gross assets of approximately Yuan 7.6 million ($1.23 million) and gross revenues and net after tax income for the 12 months ended December 31, 2014 of approximately Yuan 11 million ($1.77 million) and Yuan 3.2 million ($0.52 million) respectively;

And

Beijing HanYa Investment Advisory Co. Ltd. was formed in China on June 24, 1997 and is 70% owned by The Bond Trustworthy Financial Consultant (Beijing) Co., Ltd. (AKA “Youbang Prudential”). It is a trans-regional, all-dimensional investment services company, including acting as a fund raising agency, a finance guarantee provider, trademark services agency and audit and accounting services provider. Commencing 2015, it received the license to operate consumer foreign exchange (“FX”) agencies throughout China, beginning with opening up to 100 FX kiosks in Beijing and with the object of training personnel in the handling of authorized FX transactions. At December 31, 2014 it had gross assets of approximately Yuan 3.5 million ($0.57 million) and gross revenues and net after tax income for the 12 months ended December 31, 2014 of approximately Yuan 7.5 million ($1.2 million) and Yuan 1 million ( $0.62 million) respectively.

Competition

We may face competition from other companies with similar objectives. We are in a highly competitive market for a relatively small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we may be at a competitive disadvantage in identifying possible business opportunities and successfully completing an acquisition or a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

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

Since our inception on November 8, 2007 through December 31, 2014, we have accumulated a net loss of $75.305. attributable to our business development. However, as noted on pages 8 and 9 we expect to acquire significant income producing assets and cash flow from the acquisition of the Gold Street Group effective January 1, 2015.

We face a number of risks associated with potential acquisitions.

We intend to use reasonable efforts to complete am acquisition, merger or other business combination with an operating business. Such combination may be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

We are in a highly competitive market for a relatively small number of business opportunities which could reduce the likelihood of limiting our expansion plans.

A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we presently have; consequently, we may be at a competitive disadvantage in identifying possible business opportunities and successfully completing an acquisition or a business combination. These competitive factors may reduce the likelihood of our identifying and consummating certain acquisitions or successful business combinations.

We face a number of risks associated with potential acquisitions.

We intend to use reasonable efforts to complete an acquisition, merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, potential difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

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

The nature of our operations is speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek acquisitions and business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting these criteria.

In the event we complete an acquisition or business combination, the success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company and numerous other factors beyond our control. We can give no assurances that we will successfully identify and evaluate suitable business opportunities, negotiate a business combination on favorable terms, or that we will conclude a business combination.

Our management team may not devote all of its full time to our business and operations which may adversely impact our ability to identify a suitable acquisition candidate.

Some of our officers and/or directors serve on a part-time basis and we are solely dependent on them. We lack the funds or other incentives to hire other full-time experienced management. Some of our current management members have other employment or business interests to which they may devote some of their attention and will continue to do so, devoting time to us on an as-needed basis. This limited commitment may adversely impact our ability to identify and consummate a successful acquisition or business combination.

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

If we enter into an acquisition or business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

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

There is not an active market for our common stock and we cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange.

There currently is no market for our common stock. We plan to list our common stock as soon as practicable. On a US stock exchange. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing. In this venue, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock and trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. A more active market for the common stock may never develop. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on any US securities exchange; and if listed we may be subject to penny stock rules.

Following am acquisition or business combination, we may seek the listing of our common stock on OTC, NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on a US stock exchange, we expect that our common stock could be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.

In addition, after such listing, our securities may be classified as penny stock. The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the US Capital Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell this stock. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

If we consummate an acquisition, merger or business combination with a company with a value in excess of the value of our Company and issue shares of common stock to the stockholders of such company as consideration for merging with us, our stockholders may own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors and control our Company.

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

Since shares of our common stock issued prior to a business combination or reverse merger cannot freely trade currently, nor may they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of our common stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2. PROPERTIES.

We do not own any properties. We have access to our office space at a month-to-month nominal cost. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims.

ITEM 4. MINE SAFETY DISCLOSURES.

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

Number of Holders of Our common stock

As of March 31, 2015, there were 5 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

None during the year ended December 31, 2014.

Purchases of Our Equity Securities

No repurchases of our common stock have been made to date through December 31, 2014.

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

Overview of Our Business

We were incorporated in the State of Delaware on November 8, 2007. Since inception, we have been a development stage company engaged in organizational efforts, obtaining initial financing, developing our core business and evaluation possible acquisition, mergers and/or business combinations. We were formed as a vehicle to pursue business development through the acquisition of, or merger with, an operating business. Since the effectiveness of our registration statement on Form 10-SB, we have focused our efforts on identifying possible acquisitions and/or business combinations/collaborations.

Management believes that we have been primarily a “shell” company that intends to enter into acquisitions and/or business combinations with one or more privately held businesses since we believe that we would be attractive to privately held operating companies interested in becoming publicly traded by means of a business combination with us, without offering their own securities to the public. We continue to still hold to our previous view.

During fourth quarter 2011 we recognized fee revenue from the placement of Chinese students with an educational institution in Los Angeles and we have continued to explore similar activity since 2011. In addition, we are planning the organization and operation of educational and vocational training centers for Chinese students both in China and in the US. We continue to be unrestricted in our search for acquisitions and/or business combination candidates in China and the US, in our industry or industry segment, and we intend enter into acquisitions and combinations with a private business engaged in a compatible line of business, particularly those associated with the entertainment industry and education/training. Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate.

Plan of Operation

While plan was to locate a suitable acquisition or merger candidate and consummate a business combination. We also plan to act as a placement service in placing Chinese students with educational institutions in Los Angeles. In addition, through suitable acquisitions or business combinations, we plan to organize and operate training centers both in China and in the US. We may need additional cash investment from the sale of stock or through debt to advance our business objectives. Although it is currently anticipated that we can fund our operating expenses with our existing cash resources for at least the next twelve months, we can provide no assurance that we can necessarily continue to satisfy our cash requirements for a longer period without additional cash flow generated from an acquisition or business combination.

As described on Pages 8 and 9, we are in the process of finalizing our acquisition of the Gold Street Group through a “cashless” exchange of stock, which when completed will add significant assets, income and cash flow to our consolidated group in 2015.

Results of Operations

Since inception on November 8, 2007 through December 31, 2014, we had an accumulated net loss of $75.305 primarily relating to business development costs such as audit, SEC filings, legal, travel and miscellaneous general and administrative costs, less nominal fee revenues.

Liquidity and Capital Resources

At December 31, 2014 we had cash of $54,989 derived mainly from the remaining proceeds from the issuance of Company stock during fourth quarter 2012, which realized $120,000.

We have no commitment for any capital expenditure and presently foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition. Our own head office cash requirements for the next twelve months are relatively modest, principally for legal, audit, SEC filing, travel and other business development costs.

Our current management has agreed to continue rendering services to us and to not demand compensation unless and until we complete an acquisition or until our revenues have grown substantially to justify the payment of such compensation. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or stockholders or their affiliates.

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

Development Stage. The Company has operated as a development stage enterprise since its inception through December 31, 2014 by devoting substantially all of its efforts to planning, raising capital, research and development, and developing markets for its services. The Company prepares its financial statements in accordance with the requirements of FASB ASC 915 (Prior authoritative literature Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”).

Organizational Costs. Organizational costs represent legal, accounting, state tax and filing fees incurred to date since the formation of the company. Organizational costs are expenses as incurred in accordance with FASB ASC 720-15 (Prior authoritative literature Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities”).

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery/services have occurred/been performed, the fee is fixed or determinable and collectability is assured.

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

The financial statements required by this item begin on page 25 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on our assessment, our management determined that, as of December 31, 2014, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2014.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
David Lau	54	Chief Executive Officer and Director
Hollis Liu	46	President, Secretary and Director
Alan J. Bailey	67	Chief Financial Officer and Director
Tony Liu	26	Director
Kevin Zhang	37	Director

David Lau is a senior strategist and coordinator in the film and entertainment industry in both Hollywood and China.

Hollis Liu is an outstanding entrepreneur and educator in the field of performance, film, entertainment and experienced vocalist in the field of vocal education and training.

Alan. J Bailey has been a senior executive in the entertainment industry for approximately 40 years, and is a director and senior officer of several businesses. He is a Fellow of the UK Institute of Chartered Accountants.

Tony Liu is a CPA and is a financial professional experienced in the fields of investment analysis and enterprise management.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation – 2014 and 2013

For the years ended December 31, 2014 and December 31, 2013, and through the date of this report, we have not paid any executive officer or director any cash or cash equivalent compensation. We have no agreements or understandings, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. We will undoubtedly pay compensation to officers and other employees should we succeed in acquiring a business that has funds available to pay such compensation or if our operations grow significantly to justify such compensation.

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

During the fiscal years ended December 31, 2014 and December 31, 2013, there were no fees earned or paid in cash for services to our directors and no stock or stock options or other equity incentives were awarded to our directors. We have no standard arrangements in place to compensate our directors for their service as directors or as members of any committee of directors. In the future, if we retain non-employee directors, we may decide to compensate them for their service to us as directors and members of committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 13, 2015, certain information with respect to the beneficial ownership of our common stock by (i) each director and executive officer, (ii) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of common stock, and (iii) all directors and executive officers as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at 1875 Century Park East, Suite 700, Century City, CA 90067.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
	Officers and Directors
Alan J. Bailey	Chief Financial Officer and Director	Common Stock, $.00001 par value	2,000,000	3%
Hollis Liu	President, Secretary and Director	Common Stock, $.00001 par value	50,000,000	81%
All officers and directors as a group (2 persons named above)		Common Stock, $.00001 par value	52,000,000	84%
	5% Security Holders
Hollis Liu		Common Stock, $.00001 par value	50,000,000	81%
Hollywood Hipac Group Inc.			10,000,000	16%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	As of February 13, 2015, a total of 62,030,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal year ended December 31, 2014 and 2013:

	2014	2013
Audit Fees	$5,750	$7,280
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$5,750	$7,280

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit services performed by the independent public accountants on our financial statements as of and for the year ended December 31, 2014.

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

* Filed herewith
** Furnished herewith

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Hollywood Entertainment EDU, Inc.

Century City, California

I have audited the accompanying consolidated balance sheets of Hollywood Entertainment EDU, Inc. and its subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Terry L. Johnson, CPA
Casselberry, Florida
March 31, 2015

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Balance Sheets

As of December 31, 2014 and 2013

	December 31, 2014	December 31, 2013

ASSETS:

Current assets:
Cash	$54,989	$72,341

Total current assets	54,989	72,341
TOTAL ASSETS	$54,989	$72,341

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable and accrued expenses	$4,790	$4,880
Advances from officer, interest free	1,984	1,984
Total current liabilities	6,774	6,864
TOTAL LIABILITIES	6,774	6,864

Stockholders’ equity (deficit):
Common stock, $.00001 par value, authorized 100,000,000 shares 62,030,000 issued and outstanding at December 31, 2014 and at December 31, 2013 respectively	620	620
Additional paid in capital	122,900	122,900
Deficit accumulated	(75,305)	(58,043)
Total stockholders’ equity (deficit)	48,215	65,477

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,989	$72,341

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Statements of Operations

	For the Years Ended December 31,		Period from Date of Inception (November 8, 2007) Through December 31,
	2014	2013	2014

Revenues	$-	$-	$20,000

Expenses
General and administrative	17,262	16,755	95,305

Total expenses	17,262	16,755	95,305

Net income (loss)	(17,262)	(16,755)	(75,305)

Income (loss) per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	62,030,000	62,030,000	35,198,912

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit)

For the Period November 8, 2007 (Inception) through December 31, 2014

	Common Stock			Additional		Total
	Number of			Paid in	Accumulated	Stockholders’
	Shares	Amount		Capital	(Deficit)	Deficit

Inception - November 8, 2007	-	$-		$-	$-	$-

Issuance of stock to officer	2,000,000	20		-	-	20
Net loss	-	-		-	(4,808)	(4,808)
Additional paid in capital	-	-		3,000	-	3,000

Balance - December 31, 2008	2,000,000	20		3,000	(4,808)	(1,788)
Net loss	-	-		-	(7,477)	(7,477)
Issuance of stock to officer	50,000,000	500		-	-	500

Balance - December 31, 2009	52,000,000	520		3,000	(12,285)	(8,765)

Net loss	-	-		-	(27,041)	(27,041)
Balance - December 31, 2010	52,000,000	520		3,000	(39,326)	(35,806)

Net income	-	-		-	10,062	10,062
Balance - December 31, 2011	52,000,000	520		3,000	(29,264)	(25,744)

Issuance of stock: Nov. 19, 2012	10,000,000	100		99,900	-	100,000
Dec. 3, 2012	20,000	-	*	10,000	-	10,000
Dec. 26, 2012	10,000	-	*	10,000	-	10,000

Net loss	-	-		-	(12,024)	(12,024)

Balance - December 31, 2012	62,030,000	620		$122,900	$(41,288)	$82,232

Net loss	-	-		-	(16,755)	(16,755)

Balance - December 31, 2013	62,030,000	$620		$122,900	$58,043	$65,477

Net Loss	-	-		-	(17,262)	(17,262)

Balance - December 31, 2014	62,030,000	$620		$122,900	$75,305	$48,215

(* less than $1.00)

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

(A Development Stage Company)

Statements of Cash Flows

	For the Years Ended December 31,		Period from Inception (November 8, 2007) Through December 31,
	2014	2013	2014

Cash flows from (used in) operating activities:

Net income (loss)	$(17,262)	$(16,755)	$(75,305)

Non cash adjustments:
Common stock issued in lieu of expenses paid	-	-	20

Change in accounts payable and accrued expenses	(90)	(1,668)	4,790

Net cash flows from (used in) operating activities	(17,352)	(18,423)	(70,495)

Net cash flows from investing activities:	-	-	-

Cash flows from (used in) financing activities:

Advances from (repayments to) officer		(30,050)	1,984
Issuance of stock for cash	-	-	123,500

Net cash from (used in) financing activities	-	(30,050)	125,484

Net change in cash and cash equivalents	(17,352)	(48,473)	54,989

Cash and cash equivalents-beginning of period	72,341	120,814	-

Cash and cash equivalents-end of period	$54,989	$72,341	$54,989

Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Financial Statements

December 31, 2014

Note 1 - Development Stage Company:

Nature of Operations:

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC. (the “Company”) was incorporated in the State of Delaware on November 8, 2007. Since inception, we have been engaged in organizational efforts, obtaining financing and establishing the groundwork both in China and in the US to organize training programs for Chinese students and participants who wish to pursue higher levels of practical education in the entertainment industry with leading US film schools and colleges. In addition, we also plan to provide design, development, investment and management services in the creation and building of cultural theme parks and related facilities and destinations in China. We were also formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business and/or entering into collaboration and joint venture agreements with existing businesses compatible with our core business objectives The Company is therefore looking to acquire an existing company or acquire the technology or enter into cooperation agreements with learning and educational institutions to establish and operate training centers.

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

Development Stage: The Company has operated as a development stage enterprise by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services. The Company prepares its financial statements in accordance with the requirements of FASB ASC 915 (Prior authoritative literature Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”).

Organizational Costs: Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the company. Organizational costs are expensed as incurred in accordance with FASB ASC 720-15 (Prior authoritative literature Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities”).

Revenue Recognition: Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.

Income Taxes: The Company accounts for income taxes in accordance with FASB ASC 740-10 (“Accounting for Income Taxes”), using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. The method utilizes enacted statutory tax rates in effect for the year in which temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The Company has no uncertain tax positions. The net operating loss carry forward has been fully reserved.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Financial Statements

December 31, 2014

Net Loss per Common Share: The Company computes net loss per share in accordance with FASB ASC 260-10 (Earnings per Share and SEC Staff Accounting Bulletin No. 98). Under the provisions of ASC 260-10, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

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

Except during fourth quarter 2011 when it earned nominal fee revenue of $20,000, the Company has had no other revenue and has incurred net accumulated losses from November 8, 2007 (inception) through the period ended December 31, 2013 of $58,043. The Company’s activities since inception have been financially sustained through equity financing and advances from an officer.

While the Company has a cash balance of $72,341 at December 31, 2013 the ability of the Company to continue as a going concern on a longer term basis may be dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional advances from its officer and, ultimately, the achievement of significant operating revenues.

Note 4 - Shareholders’ Equity:

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

December 31, 2014

Note 6 - Related Party Transactions:

The Company utilizes the office space and equipment provided through an officer at no cost to Company. Management estimates such amounts to be immaterial.

During fourth quarter, 2012 the Company received $100,000 from the issuance of 10,000,000 common shares to Hollywood Hipac Group Inc., a company in which our CEO, President and 2 of our Directors each have a 25% ownership interest.

Note 7 - Recent Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 31, 2015

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

By:	/s/ Hollis Liu
Hollis Liu
President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lau	Chief Executive Officer	March 31, 2015
David Lau	(Principal Executive Officer)

/s/ Alan J. Bailey	Chief Financial Officer and Director	March 31, 2015
Alan J. Bailey

26