Form 10-Q
period 2015-03-31
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2015-05-15
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	62,030,000

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS:

Current assets:
Cash	$52,797	$54,989

Total current assets	52,797	54,989
TOTAL ASSETS	$52,797	$54,989

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$6,284	$4,790
Advances from officer, interest free	1,984	1,984
Total current liabilities	8,268	6,774
TOTAL LIABILITIES	8,268	6,774

Stockholders’ Equity:
Common stock, $ .00001 par value, authorized 100,000,000 shares, 62,030,000 shares issued and outstanding at March 31, 2015 and at December 31, 2014, respectively	620	620
Additional paid in capital	122,900	122,900
Accumulated deficit	(78,991)	(75,305)
Total stockholders’ equity	44,529	48,215

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,797	$54,989

The accompanying notes are an integral part of these condensed financial statements.

3

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Revenues	$-	$-

Expenses
General and administrative	3,686	2,948

Total expenses	3,686	2,948

Net loss	$(3,686)	$(2,948)

Loss per shares- basic and diluted	$(0.00)	$(0.00)

Weighted average common stock outstanding	62,030,000	62,030,000

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2015

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance - December 31, 2014	62,030,000	$620	$122,900	$(75,305)	$48,215

Net loss for period	-	-	-	(3,686)	(3,686)

Balance - March 31, 2015	62,030,000	$620	$122,900	$(78,991)	$44,529

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2015	2014

Cash flows used in operating activities

Net loss	$(3,686)	$(2,948)

Non-cash adjustments:

Increase in accounts payable	1,494	2,350

Net cash flows used in operating activities	(2,192)	(598)

Net change in cash and cash equivalents	(2,192)	(598)

Cash and cash equivalents – beginning of period	54,989	72,341

Cash and cash equivalents – end of period	$52,797	$71,743

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

Note A - The Company

Our History and Background

We were incorporated in the State of Delaware on November 8, 2007. Since inception, we have been engaged in organizational efforts, obtaining financing and establishing the groundwork both in China and in the US to organize training programs for Chinese students and participants who wish to pursue higher levels of practical education in the entertainment industry with leading US film schools and colleges. We also plan to acquire, invest and manage certain compatible training and educational businesses located in China. We were originally formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business and/or entering into collaboration and joint venture agreements with existing businesses compatible with our core business objectives. Since the effectiveness of our registration statement, we have focused our efforts on identifying a possible business combinations, acquisitions, and/or compatible joint ventures and business opportunities and further developing our core business related to the field of entertainment, particularly with music, motion picture and TV production, and animation, and in the field of education, vocational training and business/financial services.

As the Company’s has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations, the Company was considered a development stage company through December 31, 2014. In June 2014, as discussed in Note B, the Financial Accounting Standards Board issued new guidance that removed all incremental financial reporting requirements from generally accepted accounting principles in the United States for development stage entities. The Company has adopted this new guidance, and as a result of which all inception-to-date financial information and disclosures have been omitted from this report.

On June 6 and 11, 2014 the Company entered into a long term Strategic Co-operation Framework agreements with the CCTV Micro Film Channel Division of the China Central Newsreels and Film Studio Group (“CCTV”) to promote and organize high level education and training in the United States for CCTV’s senior management in conjunction with the further development and integration of international talent to participate in the globalization of China’s rapidly expanding Micro Film (short film) industry. (Micro or Short films are features and documentaries with running times of less than 30 minutes and generally more than 10 minutes). Part of this agreement entitles the Company to bring to China, U.S. faculty, lecturers and talent as part of the implementation of training programs in China. The Company was also invited to be a co-sponsor and co-host with CCTV of the second International Micro Film Festival and Global Micro Film Summit (the “Summit”) which was held in Hangzhou, China between October 25-29, 2014. In this regard, the Company will brought a selection of American produced short films for exhibition and discussion at the Summit as part of the cultural exchange. The Company’s CEO, President and CFO all attended the Hangzhou Summit and were enthusiastically received. The event was very successful and well attended.

On August 3, 2014 the Company entered into a Letter of Intent with the China Tactician University Company Limited (“Tactician Group”) which is a Hong Kong corporation owning a variety of Chinese companies involved in a wide range of education and training, including vocational training to middle management as well as operating regional colleges. The Letter of Intent outlines the plan for the Company to acquire a 51% controlling interest of the Tactician Group. A due diligence process has commenced whereby the Company will evaluate the audited financial statements of the Tactician Group to be able to work towards a more definitive merger agreement during second quarter, 2015.

On September 3, 2014 the Company entered into a Stock Purchase Agreement with Gold Street Holding (China) Co., Limited (“Gold Street Group”) whereby the Company intends to acquire 100% of Gold Street Group in a cashless acquisition with up to 3,000,000 of the Company’s common shares valued at $2.50 per share (total purchase consideration being up to $7.5 million). Gold Street Group is a Hong Kong corporation owning 100% of The Bond Trustworthy Financial Consultant (Beijing) Co., Ltd. (AKA “Youbang Prudential”) – which in turn owns 100% of Lande Asia Pacific (Beijing) consulting Co., Ltd.; 70% of Lande Asia Pacific Commercial (Beijing) Co., Ltd.; 70% of Shanghai Bofeng Business Consulting Co., Ltd. and 70% of Beijing Hanya Investment Advisory Co. Ltd. Subject to the completion of due diligence by the Company, the acquisition of the Gold Street Group is scheduled to become effective during second quarter, 2015.

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

Note B - Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated financial statements of the Company as of and for three months ended March 31, 2015 and 2014 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2015, the results of its operations and its cash flows for the three months ended March 31, 2015 and 2014. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2014 has been derived from the Company's audited financial statements included in the Form 10-K for the year ended December 31, 2014.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and other information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC.

Going Concern

The accompanying unaudited condensed financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations, and utilized cash flow in operating activities since inception, and we have no recurring source of revenue. As of March 31, 2015, we have an accumulated deficit of $78,991. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public offerings, we will have to find alternative sources, such as a private placement of securities or loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. Actual results could differ from those estimates.

Basic and Diluted Net Loss Per Share

Our computation of earnings per share ("EPS") includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive.

For the three months ended March 31, 2015 and 2014 there were no potential dilutive securities.

Recently Issued Accounting Pronouncements

On August 27, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2014-15 on its results of operations or financial condition.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company has adopted ASU 2014-10, thereby no longer presenting or disclosing any information required by Topic 915.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

C. RELATED PARTY TRANSACTIONS

Certain of the Company’s officers provide advances to finance the Company’s working capital requirements. As of March 31, 2015 and December 31, 2014, total advances amounted to $1,984. The advances are unsecured, due on demand, and non-interest bearing.

During the three months ended March 31, 2015 the Company incurred virtual office location costs of $1,076. Prior to January 1, 2015 the Company’s office facility had been provided, without charge, by the Company’s major stockholders. Such cost was not material to the financial statements and accordingly, have not been reflected therein. In view of the Company’s limited operations and resources, the major stockholders did not receive any compensation from the Company during the three months ended March 31, 2015 and 2014

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

While our plan is to locate a suitable acquisition or merger candidate and consummate a business combination, our also includes acting as a placement service in placing Chinese students with educational institutions in Los Angeles. In addition, through suitable acquisitions or business combinations, we plan to organize and operate training centers both in China and in the US. We may need additional cash investment from the sale of stock or through debt to advance our business objectives. Although it is currently anticipated that we can fund our operating expenses with our existing cash resources for at least the next twelve months, we can provide no assurance that we can necessarily continue to satisfy our cash requirements for a longer period without additional cash flow generated from an acquisition or business combination.

As described in Note A, with respect to our plan to find suitable merger candidates, we are in the process of finalizing our acquisition of the Gold Street Group through a “cashless” exchange of stock, which when completed will add significant assets, income and cash flow to our consolidated group in 2015. As also described in Note A, we are also in negotiation to acquire ( through a “cashless” exchange of stock) China Tactician University Company Limited (“Tactician Group”) which is a Hong Kong corporation owning a variety of Chinese companies involved in a wide range of education and training, including vocational training to middle management as well as operating regional colleges. A due diligence process has commenced whereby the Company will evaluate the audited financial statements of the Tactician Group to be able to work towards a more definitive merger agreement during second quarter, 2015. These two acquisitions will add a substantial amount of gross assets , revenue and net operating income to our financial statements.

It is anticipated that any securities issued in any such business combinations would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company’s securities may depress the market value of the Company’s securities in the future if such a market develops, of which there is no assurance. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

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

Results of Operations

Since inception on November 8, 2007 through March 31, 2015, we had an accumulated net loss of $78,991 primarily relating to business development costs such as audit, SEC filings, legal, travel and miscellaneous general and administrative costs, less nominal fee revenues (which included a net loss of $ 3,686 for the 3 months ended March 31, 2015. However, we have cumulatively raised $ 123,500 from the issuance of our common stock and had a cash balance of $52,797 at March 31, 2015.

The Company has conducted limited operations since inception. In fourth quarter 2011 we received a nominal fee of $ 20,000 from a related party for the placement of Chinese students with an educational institution in Los Angeles and reflected this as revenue. The Company intends to explore similar opportunities and may receive future revenue from this type of activity. No such revenue was received however in either the three months ending March 31, 2015 or 2014.

Liquidity and Capital Resources

At March 31, 2015, the Company had cash of $ 52,797 (compared with a cash balance of $ 71,743 and $ 54,989 at March 31,2014 and at December 31, 2014, respectively) remaining from the issuance of 10,030,000 common shares for cash during fourth quarter 2012.

The accompanying unaudited condensed financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations, and utilized cash flow in operating activities since inception, and we have no recurring source of revenue. As of March 31, 2015, we have an accumulated deficit of $78,991. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public offerings, we will have to find alternative sources, such as a private placement of securities or loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Change in Internal Controls

No change in our internal control over financial reporting ( as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

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

Dated: May 15, 2015

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(Registrant)

/s/ David Lau
David Lau
Chief Executive Officer

