Form 10-Q
period 2015-06-30
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2015-08-14
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended: June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	62,030,000

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS:

Current assets:
Cash	$43,900	$54,989
Due from affiliated company	5,000	-
Total current assets	48,900	54,989
TOTAL ASSETS	$48,900	$54,989

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$6,319	$4,790
Advances from officer, interest free	1,984	1,984
Total current liabilities	8,303	6,774
TOTAL LIABILITIES	8,303	6,774

Stockholders’ Equity:
Common stock, $ .00001 par value, authorized 100,000,000 shares, 62,030,000 shares issued and outstanding at June 30, 2015 and at December 31, 2014, respectively	620	620
Additional paid in capital	122,900	122,900
Accumulated deficit	(82,923)	(75,305)
Total stockholders’ equity	40,597	48,215

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,900	$54,989

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$—	$—	$—	$—

Expenses
General and administrative	7,618	5,924	3,932	2,646

Total expenses	$7,618	$5,924	$3,932	$2,646

Net loss	$(7,618)	$(5,924)	$(3,932)	$(2,646)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	62,030,000	62,030,000	62,030,000	62,030,000

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2015

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance - December 31, 2014	62,030,000	$620	$122,900	$(75,305)	$48,215

Net loss for period	-	-	-	(7,618)	(7,618)

Balance - June 30, 2015	62,030,000	$620	$122,900	$(82,923)	$40,597

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2015	2014

Cash flows used in operating activities

Net loss	$(7,618)	$(5.594)
Increase in amount due from affiliate	(5,000)	-
Non-cash adjustments:

Increase in accounts payable	1,529	2,059

Net cash flows used in operating activities	(11,089)	(3.535)

Net change in cash and cash equivalents	(11,089)	(3,535)

Cash and cash equivalents – beginning of period	54,989	72,341

Cash and cash equivalents – end of period	$43,900	$68,806

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

Note A - The Company

Our History and Background

We were incorporated in the State of Delaware on November 8, 2007. Since inception, we have been engaged in organizational efforts, obtaining financing and establishing the groundwork both in China and in the U.S. to organize training programs for Chinese students and participants who wish to pursue higher levels of practical education in the entertainment industry with leading U.S. film schools and colleges. We also plan to acquire, invest and manage certain compatible training and educational businesses located in China. We were originally formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business and/or entering into collaboration and joint venture agreements with existing businesses compatible with our core business objectives. Since the effectiveness of our registration statement, we have focused our efforts on identifying possible business combinations, acquisitions, and/or compatible joint ventures and business opportunities and further developing our core business related to the field of entertainment, particularly with music, motion picture and TV production, and animation, and in the field of education, vocational training and business/financial services. As the Company has not yet commenced any significant revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations, the Company was considered a development stage company through December 31, 2014. In June 2014, as discussed in Note B, the Financial Accounting Standards Board issued new guidance that removed all incremental financial reporting requirements from generally accepted accounting principles in the United States for development stage entities. The Company has adopted this new guidance, and as a result of which all inception-to-date financial information and disclosures have been omitted from this report.

On August 3, 2014 the Company entered into a Letter of Intent with the China Tactician University Company Limited (“Tactician Group”) which is a Hong Kong corporation owning a variety of Chinese companies involved in a wide range of education and training, including vocational training to middle management as well as operating regional colleges. The Letter of Intent outlines the plan for the Company to acquire a 51% controlling interest of the Tactician Group. A due diligence process has commenced whereby the Company will evaluate the audited financial statements of the Tactician Group to be able to work towards a more definitive merger agreement during fourth quarter, 2015.

On September 3, 2014 the Company entered into a Stock Purchase Agreement with Gold Street Holding (China) Co., Limited (“Gold Street Group”) whereby the Company intends to acquire 100% of Gold Street Group in a cashless acquisition with up to 3,000,000 of the Company’s common shares valued at $2.50 per share. Gold Street Group is a Hong Kong corporation owning 100% of The Bond Trustworthy Financial Consultant (Beijing) Co., Ltd. (AKA “Youbang Prudential”) – which in turn owns 100% of Lande Asia Pacific (Beijing) consulting Co., Ltd.; 70% of Lande Asia Pacific Commercial (Beijing) Co., Ltd.; 70% of Shanghai Bofeng Business Consulting Co., Ltd. and 70% of Beijing Hanya Investment Advisory Co. Ltd. Subject to the completion of due diligence by the Company, the acquisition of the Gold Street Group is scheduled to become effective during fourth quarter, 2015. The operations of the Gold Street Group are summarized as follows:

Gold Street Holding (China) Co., Limited, the Hong Kong parent company owning 100% of The Bond Trustworthy Financial Consultant (Beijing) Co., Ltd. (AKA “Youbang Prudential”);

The Bond Trustworthy Financial Consultant (Beijing) Co., Ltd. (AKA “Youbang Prudential”). Based in Beijing and formed in China on January 13, 2006, this is the Chinese “interior” holding company for the other four Gold Street Group companies, which also operate within mainland China. This company is qualified and registered to accept foreign investments in China and, through the engagement of independent accounting personnel, it is licensed to provide financial and accounting services to a variety of Chinese businesses, including providing such services to local municipalities and governmental agencies;

Lande Asia Pacific (Beijing) Consulting Co., Ltd. was formed in China on November 25, 2002 and is 100% owned by The Bond Trustworthy Financial Consultant (Beijing) Co., Ltd. (AKA “Youbang Prudential”). It provides consulting services for the marketing of certain banking products to bank customers;

Shanghai Bofeng Business Consulting Co. Ltd. was formed in China on December 18, 2013 and is 70% owned by The Bond Trustworthy Financial Consultant (Beijing) Co., Ltd. (AKA “Youbang Prudential”). It provides sales, marketing and management services and training to staff employed in the automotive retail industry in China; and

Beijing HanYa Investment Advisory Co. Ltd. was formed in China on June 24, 1997 and is 70% owned by The Bond Trustworthy Financial Consultant (Beijing) Co., Ltd. (AKA “Youbang Prudential”). It is a trans-regional, all-dimensional investment services company, including acting as a fund raising agency, a finance guarantee provider, trademark services agency and audit and accounting services provider. Commencing 2015, it received the license to operate consumer foreign exchange (“FX”) agencies throughout China, beginning with opening up to 100 FX kiosks in Beijing and with the object of training personnel in the handling of authorized FX transactions.

On June 2, 2015 the Company entered into a Collaboration Agreement with ICN TV Network, El Monte, California, with the objective of creating a joint venture to use the TV station to produce a 2 hour programming segment per week to broadcast the work of Chinese filmmakers and artists, with the Company owning and controlling a 51% interest in the joint venture.

On July 15, 2015 the Company entered into a Collaboration Agreement with Beijing Huafeng Zhongshi International Cultural Media Co. Ltd, Beijing, China (“Beijing Huafeng”) to establish talent training programs and schools in cooperation with the 30 operating branches of Beijing Huafeng throughout China. In addition, Beijing Huafeng agreed to work with the Company to explore the possibility of a future merger with the Company on terms to be mutually agreed.

Note B - Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated financial statements of the Company as of and for six months ended June 30, 2015 and 2014 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2015, the results of its operations and its cash flows for the three and six months ended June 30, 2015 and 2014. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2014 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2014.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC.

Going Concern

The accompanying unaudited condensed financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations, and utilized cash flow in operating activities since inception, and we have no recurring source of revenue. As of June 30, 2015, we have an accumulated deficit of $82,923. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Basic and Diluted Net Loss Per Share

Our computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive.

For the three months ended June 30, 2015 and 2014 there were no potential dilutive securities.

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

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company has adopted ASU 2014-10, thereby no longer presenting or disclosing any information required by Topic 915.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

C. RELATED PARTY TRANSACTIONS

Certain of the Company’s officers provide advances to finance the Company’s working capital requirements. As of June 30, 2015 and December 31, 2014, total advances amounted to $1,984. The advances are unsecured, due on demand, and non-interest bearing.

During the three months ended June 30, 2015 the Company remitted $ 5,000 on behalf of Hollywood Short Film Association (“HSFA”), an affiliated company, to the 2015 HollyShorts Film Festival to enable HSFA to present Chinese short films for exhibition at the film festival on August 21, 2015 and to generally participate in the film festival in collaboration with CCTV Micro Film Channel Division of the China Central Newsreels and Film Studio Group (“CCTV”). The Company is also one of the sponsors of the special Chinese exhibition segment at the HollyShorts 205.

During the three and six months ended June 30, 2015 the Company incurred third party virtual office costs of totaling $1,076 and $ 1,551 respectively, which is included in general and administrative expenses on the accompanying statements of operations. Prior to January 1, 2015 the Company’s office facility had been provided, without charge, by the Company’s major stockholders. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholders did not receive any compensation from the Company during the six months ended June 30, 2015 and 2014.

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

As described in Note A, with respect to our plan to find suitable merger candidates, we are in the process of finalizing our acquisition of the Gold Street Group through a “cashless” exchange of stock, which when completed will add significant assets, income and cash flow to our consolidated group in 2015. As also described in Note A, we are also in negotiation to acquire ( through a “cashless” exchange of stock) China Tactician University Company Limited (“Tactician Group”) which is a Hong Kong corporation owning a variety of Chinese companies involved in a wide range of education and training, including vocational training to middle management as well as operating regional colleges. A due diligence process has commenced whereby the Company will evaluate the audited financial statements of the Tactician Group to be able to work towards a more definitive merger agreement during fourth quarter, 2015. These two acquisitions will add a substantial amount of gross assets, revenue and net operating income to our financial statements.

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

Results of Operations

Since inception on November 8, 2007 through June 30, 2015, we had an accumulated net loss of $82,923 (which included a net loss of $ 7,618 for the 6 months ended June 30, 2015), primarily relating to business development costs such as audit, SEC filings, legal, travel, virtual office and miscellaneous general and administrative costs, less nominal revenue of $ 20,000. However, we have cumulatively raised $ 123,500 from the issuance of our common stock and we had a cash balance of $43,900 at June 30, 2015.

The Company has conducted limited operations since inception. In fourth quarter 2011 we received a nominal fee of $ 20,000 from a related party for the placement of Chinese students with an educational institution in Los Angeles and reflected this as revenue. The Company intends to explore similar opportunities and may receive future revenue from this type of activity. No such revenue was received however in either the six months ending June 30, 2015 or 2014.

Liquidity and Capital Resources

At June 30, 2015, the Company had cash of $ 43,900 (compared with a cash balance of $ 68,806 and $ 54,989 at June 30, 2014 and at December 31, 2014, respectively) remaining from the issuance of 10,030,000 common shares for cash during fourth quarter 2012.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Change in Internal Controls

No change in our internal control over financial reporting ( as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) occurred during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: August 14, 2015

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(Registrant)

/s/ David Lau
David Lau
Chief Executive Officer

