Form 10-Q
period 2015-09-30
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2015-10-23
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended: September 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 23, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	62,030,000

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS:

Current assets:
Cash	$41,296	$54,989

Total current assets	41,296	54,989
TOTAL ASSETS	$41,296	$54,989

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$3,679	$4,790
Advances from officer, interest free	1,984	1,984
Total current liabilities	5,663	6,774
TOTAL LIABILITIES	5,663	6,774

Stockholders’ Equity:
Common stock, $.00001 par value, authorized 100,000,000 shares, 62,030,000 shares issued and outstanding at September 30, 2015 and at December 31, 2014, respectively	620	620
Additional paid in capital	122,900	122,900
Accumulated deficit	(87,887)	(75,305)
Total stockholders’ equity	35,633	48,215

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,296	$54,989

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$—	$—	$—	$—

Expenses
General and administrative	12,582	8,258	4,964	2,663

Total expenses	$12,582	$8,258	$4,964	$2,663

Net loss	$(12,582)	$(8,258)	$(4,964)	$(2,663)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	62,030,000	62,030,000	62,030,000	62,030,000

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance - December 31, 2014	62,030,000	$620	$122,900	$(75,305)	$48,215

Net loss for period	-	-	-	(12,582)	(12,582)

Balance - September 30, 2015	62,030,000	$620	$122,900	$(87,887)	$35,633

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

Cash flows used in operating activities

Net loss	$(12,582)	$(8,258)

Non-cash adjustments:

Decrease in accounts payable and accrued expenses	(1,111)	(2,403)

Net cash flows used in operating activities	(13,693)	(10,661)

Net change in cash and cash equivalents	(13,693)	(10,661)

Cash and cash equivalents – beginning of period	54,989	72,341

Cash and cash equivalents – end of period	$41,296	$61,680

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

Note A – GENERAL ORGANIZATION AND BUSINESS

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

We were originally formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business and/or entering into collaboration and joint venture agreements with existing businesses compatible with our core business objectives. Accordingly, we have focused our efforts on identifying possible business combinations, acquisitions, and/or compatible joint ventures and business opportunities and further developing our core business related to the field of entertainment, particularly with music, motion picture and TV production, and animation, and in the field of education, vocational training and business/financial services. As the Company has not yet commenced any significant revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations, the Company was considered a development stage company through December 31, 2014. In June 2014, as discussed in Note C, the Financial Accounting Standards Board issued new guidance that removed all incremental financial reporting requirements from generally accepted accounting principles in the United States for development stage entities. The Company has adopted this new guidance, and as a result of which all inception-to-date financial information and disclosures have been omitted from this report.

On August 3, 2014 the Company entered into a Letter of Intent with the China Tactician University Company Limited (“Tactician Group”) which is a Hong Kong corporation owning a variety of Chinese companies involved in a wide range of education and training, including vocational training to middle management as well as operating regional colleges. The Letter of Intent outlines the plan for the Company to acquire a 51% controlling interest of the Tactician Group. A due diligence process has commenced whereby the Company will evaluate the audited financial statements of the Tactician Group to be able to work towards a more definitive merger agreement during the first half of 2016.

On September 3, 2014 the Company entered into a Stock Purchase Agreement with Gold Street Holding (China) Co., Limited (“Gold Street Group”) whereby the Company intends to acquire 100% of Gold Street Group in a cashless acquisition with up to 3,000,000 of the Company’s common shares valued at $2.50 per share. Gold Street Group is a Hong Kong corporation owning 100% of The Bond Trustworthy Financial Consultant (Beijing) Co., Ltd. (AKA “Youbang Prudential”) – which in turn owns 100% of Lande Asia Pacific (Beijing) consulting Co., Ltd.; 70% of Lande Asia Pacific Commercial (Beijing) Co., Ltd.; 70% of Shanghai Bofeng Business Consulting Co., Ltd. and 70% of Beijing Hanya Investment Advisory Co. Ltd. Subject to the completion of due diligence by the Company, the acquisition of the Gold Street Group is scheduled to become effective during first quarter , 2016. The operations of the Gold Street Group are summarized as follows:

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

The Company was one of the main sponsors of a special Chinese exhibition of motion picture short films at the HollyShorts 2015 Film Festival in Hollywood, California on August 21, 2015. This event was held in collaboration with CCTV Micro Film Channel Division of the China Central Newsreels and Film Studio Group (“CCTV”). Sponsor cost paid by the Company in connection with this event totaled $1,034 during the three and nine months ended September 30, 2015.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated financial statements of the Company as of and for nine months ended September 30, 2015 and 2014 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2015, the results of its operations and its cash flows for the three and nine months ended September 30, 2015 and 2014. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at December 31, 2014 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2014.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on March 31, 2015.

Note B – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations, and utilized cash flow in operating activities since inception, and we have no recurring source of revenue. As of September 30, 2015, we have an accumulated deficit of $87,887. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Note C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For the three and nine months ended September 30, 2015 and 2014 there were no potential dilutive securities.

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

Note D – RELATED PARTY TRANSACTIONS

Certain of the Company’s officers provide advances to finance the Company’s working capital requirements. As of September 30, 2015 and December 31, 2014, total advances amounted to $1,984. The advances are unsecured, due on demand, and non-interest bearing.

During the three and nine months ended September 30, 2015 the Company incurred third party virtual office costs of totaling $585 and $2,136 respectively, which is included in general and administrative expenses on the accompanying statements of operations. Prior to January 1, 2015 the Company’s office facility had been provided, without charge, by the Company’s major stockholders. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, the major stockholders did not receive any compensation from the Company during the nine months ended September 30, 2015 and 2014.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

While our plan is to locate a suitable acquisition or merger candidate and consummate a business combination, our plan also includes acting as a placement service in placing Chinese students with educational institutions in Los Angeles. In addition, through suitable acquisitions or business combinations, we plan to organize and operate training centers both in China and in the US. We may need additional cash investment from the sale of stock or through debt to advance our business objectives. Although it is currently anticipated that we can fund our operating expenses with our existing cash resources for at least the next twelve months, we can provide no assurance that we can necessarily continue to satisfy our cash requirements for a longer period without additional cash flow generated from an acquisition or business combination.

As described in Note A to the financial statements, with respect to our plan to find suitable merger candidates, we are in the process of finalizing our acquisition of the Gold Street Group through a “cashless” exchange of stock, which when completed will add significant assets, income and cash flow to our consolidated group in 2016. As also described in Note A, we are also in negotiation to acquire ( through a “cashless” exchange of stock) China Tactician University Company Limited (“Tactician Group”) which is a Hong Kong corporation owning a variety of Chinese companies involved in a wide range of education and training, including vocational training to middle management as well as operating regional colleges. A due diligence process has commenced whereby the Company will evaluate the audited financial statements of the Tactician Group to be able to work towards a more definitive merger agreement during the first half of 2016. These two acquisitions, if completed, will add a substantial amount of gross assets, revenue and net operating income to our financial statements.

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

Results of Operations

Since inception on November 8, 2007 through September 30, 2015, we had an accumulated net loss of $87,887 (which included a net loss of $12,582 for the nine months ended September 30, 2015), primarily relating to business development costs such as audit, SEC filings, legal, travel, virtual office and miscellaneous general and administrative costs, less nominal revenue of $20,000. However, we have cumulatively raised $123,500 from the issuance of our common stock and we had a cash balance of $41,296 at September 30, 2015.

The Company has conducted limited operations since inception. In fourth quarter 2011 we received a nominal fee of $20,000 from a related party for the placement of Chinese students with an educational institution in Los Angeles and reflected this as revenue. The Company intends to explore similar opportunities and may receive future revenue from this type of activity. No such revenue was received however in either the nine months ending September 30, 2015 or 2014.

Liquidity and Capital Resources

The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations, and utilized cash flow in operating activities since inception, and we have no recurring source of revenue. As of September 30, 2015, we have an accumulated deficit of $87,887. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2014 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

At September 30, 2015, the Company had cash of $41,296 (compared with a cash balance of $54,989 at December 31, 2014, respectively) remaining from the issuance of 10,030,000 common shares for cash during fourth quarter 2012. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public offerings, we will have to find alternative sources, such as a private placement of securities or loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Change in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) occurred during the nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: October 23, 2015

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(Registrant)

/s/ David Lau
David Lau
Chief Executive Officer

