Form 10-K
period 2015-12-31
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2016-04-14
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

There were a total of 62,030,000 shares of the registrant’s common stock outstanding as of April 14, 2016

Documents Incorporated by Reference:

None.

INTRODUCTORY COMMENTS

Special Note Regarding Forward Looking Statements

This annual report on Form 10-K, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated are discussed in Item 1A.“Risk Factors”.

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

Haiying Li (appointed on July 30, 2012) Mr. Li is a Chinese pop music pioneer and top level Musician and Composer. He serves as Vice president of Society of Popular Music of the Chinese Musicians’ Association and Vice president of the China Film Music Society.He has received more than 100 Awards and Prizes for his National and International Music Compositions and he has served as the Music Director of the CCTV Spring Festival Galas as well as a judge for the CCTV National Young Singer TV Grand Prix competition.

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

Recent Developments

On August 3, 2014 the Company entered into a Letter of Intent with the China Tactician University Company Limited (“Tactician Group”) which is a Hong Kong corporation owning a variety of Chinese companies involved in a wide range of education and training, including vocational training to middle management.as well as operating regional colleges. The Letter of Intent outlines the plan for the Company to acquire a 51% controlling interest of the Tactician Group. A due diligence process has commenced whereby the Company will evaluate the audited financial statements of the Tactician Group to be able to work towards a more definitive merger agreement targeted for late 2016.

On September 3, 2014 the Company entered into a Stock Purchase Agreement with Gold Street Holding (China) Co., Limited (“Gold Street Group”) whereby the Company intends to acquire 100% of Gold Street Group in a cashless acquisition with up to 3,000,000 of the Company’s common shares valued at $2.50 per share (total purchase consideration being up to $7.5 million). Gold Street Group is a Hong Kong corporation owning 100% of The Bond Trustworthy Financial Consultant (Beijing) Co., Ltd (AKA “Youbang Prudential”) – which in turn owns 100% of Lande Asia Pacific (Beijing) consulting Co., Ltd; 70% of Lande Asia Pacific Commercial (Beijing) Co., Ltd; 70% of Shanghai Bofeng Business Consulting Co., Ltd and 70% of Beijing Hanya Investment Advisory Co. Ltd. Subject to the completion of due diligence by the Company, the acquisition of the Gold Street Group is scheduled to be effective at a date to be determined in 2016.

The Company was one of the sponsors of a special Chinese exhibition of motion picture short films at the HollyShorts 2015 Film Festival in Hollywood, California on August 21, 2015. This event was held in collaboration with CCTV Micro Film Channel Division of the China Central Newsreels and Film Studio Group (“CCTV”). Sponsor cost paid by the Company in connection with this event totaled $1,034 during the year ended December 31, 2015.

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

Since our inception on November 8, 2007 through December 31, 2015, we have accumulated a net loss of $ 96,111. attributable to our business development. However, as noted on pages 8 and 9 we expect to acquire significant income producing assets and cash flow from the acquisition of certain Chinese based companies in 2016.

Our auditors have included a going concern modification in their opinion; we may not obtain any significant revenues for several years and there is no assurance that we will ever generate sustainable revenues or be profitable.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses and negative operating cash flows since inception, and has no recurring source of revenue. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2015 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES.

We do not own any properties. We have access to a virtual office space at a month-to-month nominal cost. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

Number of Holders of Our common stock

As of April 15, 2016, there were 5 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

None during the year ended December 31, 2015.

Purchases of Our Equity Securities

No repurchases of our common stock have been made to date through December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA.

The selected Statement of Operations data for the years ended December 31, 2015 and 2014 and the Balance Sheet data as of December 31, 2015 and 2014 should be read in conjunction with the audited financial statements, Management’s Discussion and Analysis of Results of Operations and Financial Condition and other financial information presented elsewhere in this report.

Selected Balance Sheet data:	December 31,
	2015	2014
Total assets	$37,143	$54,989

Total liabilities	9,734	6,774

Total stockholders’ equity	27,409	48,215

Selected Statement of Operations data:

Expenses	$20,806	$17,262

Net loss	(20,806)	(17,262)

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

Overview of Our Business

We were incorporated in the State of Delaware on November 8, 2007. Since inception, we have been a development stage company engaged in organizational efforts, obtaining initial financing , developing our core business and evaluation possible acquisition, mergers and/or business combinations. We were formed as a vehicle to pursue business development through the acquisition of, or merger with, an operating business. Since the effectiveness of our registration statement on Form 10-SB, we have focused our efforts on identifying possible acquisitions and/or business combinations/collaborations.

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

During fourth quarter 2011 we recognized fee revenue from the placement of Chinese students with an educational institution in Los Angeles and we have continued to explore similar activity since 2011. In addition, we are planning the organization and operation of educational and vocational training centers for Chinese students both in China and in the US. We continue to be unrestricted in our search for acquisitions and/or business combination candidates in China and the US , in our industry or industry segment, and we intend enter into acquisitions and combinations with a private business engaged in a compatible line of business, particularly those associated with the entertainment industry and education/training. Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate.

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

Results of Operations

Since inception on November 8, 2007 through December 31, 2015, we had an accumulated net loss of $ 96,111 primarily relating to business development costs such as audit, SEC filings, legal, travel and miscellaneous general and administrative costs, less nominal fee revenues.

Liquidity and Capital Resources

At December 31, 2015 we had cash of $ 37,143 derived mainly from the remaining proceeds from the issuance of Company stock during fourth quarter 2012, which realized $120,000 in gross proceeds.

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

Recent Accounting Pronouncements

See Note 2.to the Financial Statements included elsewhere in this document for a discussion of recent Accounting Pronouncements.

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

The financial statements required by this item begin on page 26 hereof.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on our assessment, our management determined that, as of December 31, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2015.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
David Lau	55	Chief Executive Officer and Director
Hollis Liu	47	President, Secretary and Director
Alan J. Bailey	68	Chief Financial Officer and Director
Tony Liu	27	Director
Kevin Zhang	38	Director

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Ms. Hollis Liu, our President and majority stockholder did file her Initial Statement of Beneficial Ownership of Securities on Form 3 by the due date. No other reports were required to be filed in fiscal year 2015.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation – 2015 and 2014

For the years ended December 31, 2015 and December 31, 2014, and through the date of this report, we have not paid any executive officer or director any cash or cash equivalent compensation. We have no agreements or understandings, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. We will undoubtedly pay compensation to officers and other employees should we succeed in acquiring a business that has funds available to pay such compensation or if our operations grow significantly to justify such compensation.

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

During the fiscal years ended December 31, 2015 and December 31, 2014, there were no fees earned or paid in cash for services to our directors and no stock or stock options or other equity incentives were awarded to our directors. We have no standard arrangements in place to compensate our directors for their service as directors or as members of any committee of directors. In the future, if we retain non-employee directors, we may decide to compensate them for their service to us as directors and members of committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 15, 2016, certain information with respect to the beneficial ownership of our common stock by (i) each director and executive officer, (ii) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of common stock, and (iii) all directors and executive officers as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at 1875 Century Park East, 6th Floor, Century City, CA 90067.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
	Officers and Directors
Alan J. Bailey	Chief Financial Officer and Director	Common Stock, $.00001 par value	2,000,000	3%
Hollis Liu	President, Secretary and Director	Common Stock, $.00001 par value	50,000,000	81%
All officers and directors as a group (2 persons named above)		Common Stock, $.00001 par value	52,000,000	84%

	5% Security Holders
Hollis Liu		Common Stock, $.00001 par value	50,000,000	81%
Hollywood Hipac Group Inc.			10,000,000	16%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	As of April 15, 2016, a total of 62,030,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).

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

During the year ended December 31, 2015, the Company remitted approximately $20,000 on behalf of Hollywood Short Film Association (“HSFA”), an affiliated company, to the 2015 HollyShorts Film Festival to enable HSFA to present Chinese short films for exhibition at the film festival on August 21, 2015. The amount advanced to HSFA was also used by HSFA to generally participate in the film festival in collaboration with CCTV Micro Film Channel Division of the China Central Newsreels and Film Studio Group (“CCTV”). The Company is also one of the sponsors of the special Chinese exhibition segment at the HollyShorts 2015. As of December 31, 2015, HSFA paid back the Company for the amount advanced to them of approximately $20,000.

Director Independence

Only Tony Liu and Kevin Zhang are independent directors as the term “independent” is defined by SEC rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal year ended December 31, 2015 and 2014:

	2015	2014
Audit Fees	$10,700	$5,750
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$10,700	$5,750

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit services performed by the independent public accountants on our financial statements as of and for the year ended December 31, 2015.

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

* Filed herewith
** Furnished herewith

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Hollywood Entertainment EDU Holding, Inc.

Los Angeles, California

We have audited the accompanying balance sheets of Hollywood Entertainment EDU Holding, Inc. as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Entertainment EDU Holding, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring operating losses and negative operating cash flows operations, and has no source of recurring revenue as of December 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, California

April 14, 2016

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Balance Sheets

	December 31, 2015	December 31, 2014

ASSETS:

Current assets:
Cash	$37,143	$54,989

Total current assets	37,143	54,989
TOTAL ASSETS	$37,143	$54,989

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable and accrued expenses	$7,750	$4,790
Advances from officer, interest free	1,984	1,984
Total current liabilities	9,734	6,774
TOTAL LIABILITIES	9,734	6,774

Stockholders’ equity:
Common stock, $ .00001 par value, authorized 100,000,000 shares 62,030,000 issued and outstanding at December 31, 2015 and at December 31, 2014, respectively	620	620
Additional paid in capital	122,900	122,900
Accumulated deficit	(96,111)	(75,305)
Total stockholders’ equity	27,409	48,215

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,143	$54,989

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Statements of Operations

	For the Years Ended December 31,
	2015	2014

Revenues	$-	$-

Expenses
General and administrative	20,806	17,262

Total expenses	20,806	17,262

Net loss	(20,806)	(17,262)

Loss per share-basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	62,030,000	62,030,000

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2015 and 2014

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Equity

Balance - December 31, 2013	62,030,000	$620	$122,900	$(58,043)	$65,477

Net Loss	-	-	-	(17,262)	(17,262)

Balance-December 31, 2014	62,030,000	620	122,900	(75,305)	48,215

Net Loss	-	-	-	(20,806)	(20,806)

Balance-December 31, 2015	62,030,000	$620	$122,900	$(96,111)	$27,409

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014

Cash flows used in operating activities:

Net loss	$(20,806)	$(17,263)

Non cash adjustments:

Change in accounts payable and accrued expenses	2,960	(90)

Net cash flows used in operating activities	(17,846)	(17,352)

Cash flows from operating activities:

Advances to affiliate entity	20,000	-
Repayment from affiliated entity	(20,000)	-
Net cash from financing activities	-	-

Net change in cash and cash equivalents	(17,846)	(17,352)

Cash and cash equivalents-beginning of period	54,989	72,341

Cash and cash equivalents-end of period	$37,143	$54,989

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Financial Statements

For the Years Ended December 31, 2015 and 2014

Note 1 - GENERAL ORGANIZATION AND BUSINESS

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

On August 3, 2014 the Company entered into a Letter of Intent with the China Tactician University Company Limited (“Tactician Group”) which is a Hong Kong corporation owning a variety of Chinese companies involved in a wide range of education and training, including vocational training to middle management as well as operating regional colleges. The Letter of Intent outlines the plan for the Company to acquire a 51% controlling interest of the Tactician Group. A due diligence process has commenced whereby the Company will evaluate the audited financial statements of the Tactician Group which, if and when completed, may enable the Company to work towards a more definitive merger agreement.

On September 3, 2014 the Company entered into a Stock Purchase Agreement with Gold Street Holding (China) Co., Limited (“Gold Street Group”) whereby the Company intends to acquire 100% of Gold Street Group in a cashless acquisition with up to 3,000,000 of the Company’s common shares valued at $2.50 per share. Gold Street Group is a Hong Kong corporation owning 100% of The Bond Trustworthy Financial Consultant (Beijing) Co., Ltd. (AKA “Youbang Prudential”) - which in turn owns 100% of Lande Asia Pacific (Beijing) consulting Co., Ltd.; 70% of Lande Asia Pacific Commercial (Beijing) Co., Ltd.; 70% of Shanghai Bofeng Business Consulting Co., Ltd. and 70% of Beijing Hanya Investment Advisory Co. Ltd. Subject to the satisfactory completion of due diligence, the Company may proceed with the acquisition of the Gold Street Group.

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

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Financial Statements

For the Years Ended December 31, 2015 and 2014

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

The Company was one of the main sponsors of a special Chinese exhibition of motion picture short films at the HollyShorts 2015 Film Festival in Hollywood, California on August 21, 2015. This event was held in collaboration with CCTV Micro Film Channel Division of the China Central Newsreels and Film Studio Group (“CCTV”). Sponsor cost paid by the Company in connection with this event totaled $1,034 during the year ended December 31, 2015.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations, and utilized cash flow in operating activities since inception, and we have no recurring source of revenue. As of December 31, 2015, we have an accumulated deficit of $96,111. These factors, among others, raise substantial doubt about our ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public offerings, we will have to find alternative sources, such as a private placement of securities or loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing; or cause substantial dilution for our stockholders, in the case of equity financing.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. Actual results could differ from those estimates.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Financial Statements

For the Years Ended December 31, 2015 and 2014

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

For the years ended December 31, 2015 and 2014 there were no potential dilutive securities.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

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

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Financial Statements

For the Years Ended December 31, 2015 and 2014

Fair Value of Financial Instruments

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

Income taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of December 31, 2015 and 2014 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2015, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

No current provision or benefit for federal income taxes has been recorded for the year ended December 31, 2015 or for any period from inception through December 31, 2015 as the Company has no taxable income.

Note 3 - RELATED PARTY TRANSACTIONS

Certain of the Company’s officers provide advances to finance the Company’s working capital requirements. As of December 31, 2015 and 2014, total advances amounted to $1,984. The advances are unsecured, due on demand, and non-interest bearing.

During the year ended December 31, 2015 the Company incurred third party virtual office costs of $2,554, which is included in general and administrative expenses on the accompanying statements of operations. Prior to January 1, 2015, the Company’s office facility had been provided, without charge, by the Company’s Chief Financial Officer. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, none of the Company’s directors and/or officers received any compensation from the Company during the years ended December 31, 2015 and 2014.

During the year ended December 31, 2015, the Company remitted approximately $20,000 on behalf of Hollywood Short Film Association (“HSFA”), an affiliated company, to the 2015 HollyShorts Film Festival to enable HSFA to present Chinese short films for exhibition at the film festival on August 21, 2015. The amount advanced to HSFA was also used by HSFA to generally participate in the film festival in collaboration with CCTV Micro Film Channel Division of the China Central Newsreels and Film Studio Group (“CCTV”). The Company is also one of the sponsors of the special Chinese exhibition segment at the HollyShorts 2015. As of December 31, 2015, HSFA paid back the Company for the amount advanced to them of approximately $20,000.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 14, 2016

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC

By:	/s/ Hollis Liu
Hollis Liu
President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lau	Chief Executive Officer	April 14, 2016
David Lau	(Principal Executive Officer)

/s/ Alan J. Bailey	Chief Financial Officer and Director	April 14, 2016
Alan J. Bailey

