Form 10-Q
period 2016-03-31
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2016-05-16
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 16, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	62,030,000

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

INTRODUCTORY COMMENTS

Special Note Regarding Forward Looking Statements

This quarterly report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated are discussed in Item 1A.”Risk Factors”.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS:

Current assets:
Cash	$36,331	$37,143

Total current assets	36,331	37,143
TOTAL ASSETS	$36,331	$37,143

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$11,719	$7,750
Advances from officer, interest free	1,984	1,984
Total current liabilities	13,703	9,734
TOTAL LIABILITIES	13,703	9,734

Stockholders’ Equity:
Common stock, $ .00001 par value, authorized 100,000,000 shares, 62,030,000 shares issued and outstanding at March 31, 2016 and at December 31, 2015, respectively	620	620
Additional paid in capital	122,900	122,900
Accumulated deficit	(100,892)	(96,111)
Total stockholders’ equity	22,628	27,409

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,331	$37,143

The accompanying notes are an integral part of these condensed financial statements.

4

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Revenues	$-	$-

Expenses
General and administrative	4,781	3,686

Total expenses	4,781	3,686

Net loss	$(4,781)	$(3,686)

Loss per shares- basic and diluted	$(0.00)	$(0.00)

Weighted average common stock outstanding	62,030,000	62,030,000

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Condensed Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2016

(Unaudited)

	Common Stock		Additional		Total
	Number of		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2015	62,030,000	$620	$122,900	$(96,111)	$27,409

Net loss for period	-	-	-	(4,781)	(4,781)

Balance - March 31, 2016	62,030,000	$620	$122,900	$(100,892)	$22,628

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2016	2015

Cash flows used in operating activities

Net loss	$(4,781)	$(3,686)

Non-cash adjustments:

Increase in accounts payable	3,969	1,494

Net cash flows used in operating activities	(812)	(2,192)

Net change in cash and cash equivalents	(812)	(2,192)

Cash and cash equivalents – beginning of period	37,143	54,989

Cash and cash equivalents – end of period	$36,331	$52,797

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

Note 1 – General Organization and Business

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

There can be no assurance, however, that such acquisitions can be consummated by the Company.

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

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

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

Note 2 - Summary of Significant Accounting Policies of Condensed Financial Information

Basis of Presentation of Unaudited Condensed

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed financial statements of the Company as of and for three months ended March 31, 2016 and 2015 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2016, the results of its operations and its cash flows for the three months ended March 31, 2016 and 2015. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at December 31, 2015 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2015.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations, and utilized cash flow in operating activities since inception, and we have no recurring source of revenue. As of March 31, 2016, we have an accumulated deficit of $100,892. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. As of March 31, 2016 and December 31, 2015, there were no potential dilutive securities.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of March 31, 2016 and 2015 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of March 31, 2016, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

No current provision or benefit for federal income taxes has been recorded for the three months ended March 31, 2016 or for any period from inception through March 31, 2016 as the Company has no taxable income.

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

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

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

Note 3 – Related Party Transactions

Certain of the Company’s officers provide advances to finance the Company’s working capital requirements. As of March 31, 2016 and December 31, 2015, total advances amounted to $1,984. The advances are unsecured, due on demand, and non-interest bearing.

In view of the Company’s limited operations and resources, none of the Company’s directors and/or officers received any compensation from the Company during the three months ended March 31, 2016 and 2015, or for any period through March 31, 2016.

Item 2. Management’s Discussion and Analysis

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

As described in Note 1 to the condensed financial statements, with respect to our plan to find suitable merger candidates, we continue our discussions regarding the potential acquisition of the Gold Street Group through a “cashless” exchange of stock, which if and when completed, would add significant assets, income and cash flow to our consolidated group in 2017. As also described in Note 1, we are also in negotiation to acquire ( through a “cashless” exchange of stock) China Tactician University Company Limited (“Tactician Group”) which is a Hong Kong corporation owning a variety of Chinese companies involved in a wide range of education and training, including vocational training to middle management as well as operating regional colleges. A due diligence process has commenced whereby the Company will evaluate the audited financial statements of the Tactician Group to be able to work towards a more definitive merger agreement targeted for first quarter, 2017. These two acquisitions, if completed, would add a substantial amount of gross assets, revenue and net operating income to our financial statements. There can be no assurance, however, that the Company will complete such acquisitions.

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

Results of Operations

Since inception on November 8, 2007 through March 31, 2016, we had an accumulated net loss of $100,892 primarily relating to business development costs such as audit, SEC filings, legal, travel and miscellaneous general and administrative costs, less nominal fee revenues (which included a net loss of $ 4,781 for the 3 months ended March 31, 2016).

The Company has conducted limited operations since inception. In fourth quarter 2011 we received a nominal fee of $20,000 from a related party for the placement of Chinese students with an educational institution in Los Angeles and reflected this as revenue. The Company intends to explore similar opportunities and may receive future revenue from this type of activity. No such revenue was received however in either the three months ending March 31, 2016 or 2015.

Liquidity and Capital Resources

At March 31, 2016, the Company had cash of $36,331(compared with a cash balance of $52,797 and $37,143 at March 31, 2015 and at December 31, 2015, respectively).

The accompanying unaudited condensed financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations, and utilized cash flow in operating activities since inception, and we have no recurring source of revenue. As of March 31, 2016, we have an accumulated deficit of $100,893. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Change in Internal Controls

No change in our internal control over financial reporting ( as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: May 16, 2016

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(Registrant)

/s/ David Lau
David Lau
Chief Executive Officer

