Form 10-Q
period 2016-06-30
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2016-09-20
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of September 20, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.00001 par value	62,030,000

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS:

Current assets:
Cash	$33,262	$37,143

Total current assets	33,262	37,143
TOTAL ASSETS	$33,262	$37,143

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$12,750	$7,750
Advances from officer	1,984	1,984
Total current liabilities	14,734	9,734
TOTAL LIABILITIES	14,734	9,734

Stockholders’ Equity:
Common stock, $ 0.00001 par value, authorized 100,000,000 shares, 62,030,000 shares issued and outstanding at June 30, 2016 and at December 31, 2015, respectively	620	620
Additional paid in capital	122,900	122,900
Accumulated deficit	(104,992)	(96,111)
Total stockholders’ equity	18,528	27,409

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,262	$37,143

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Revenues	$—	$—	$—	$—

Expenses
General and administrative	4,101	3,932	8,881	7,618

Total expenses	$4,101	$3,932	$8,881	$7,618

Net loss	$(4,101)	$(3,932)	$(8,881)	$(7,618)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	62,030,000	62,030,000	62,030,000	62,030,000

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2016

(Unaudited)

	Common Stock		Additional		Total
	Number of		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2015	62,030,000	$620	$122,900	$(96,111)	$27,409

Net loss for period	-	-	-	(8,881)	(8,881)

Balance - June 30, 2016	62,030,000	$620	$122,900	$(104,992)	$18,528

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2016	2015

Cash flows used in operating activities

Net loss	$(8,881)	$(7,618)
Increase in amount due from affiliate	-	(5,000)

Non-cash adjustments:

Increase in accounts payable and accrued expenses	5,000	1,529

Net cash flows used in operating activities	(3,881)	(11,089)

Net change in cash and cash equivalents	(3,881)	(11.089)

Cash and cash equivalents – beginning of period	37,143	54,989

Cash and cash equivalents – end of period	$33,262	$43,900

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2016 and 2015

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

In the second half of 2014 the Company entered into potential merger discussions with China Tactician University Company Limited (“Tactician Group”) which is a Hong Kong corporation owning a variety of Chinese companies involved in a wide range of education and training, including vocational training to middle management as well as operating regional colleges. A due diligence process has commenced whereby the Company will evaluate the audited financial statements of the Tactician Group which, if and when completed, may enable the Company to work towards a definitive merger agreement. At the same time, the Company also entered into similar potential merger discussions Gold Street Holding (China) Co., Limited (“Gold Street Group”). Subject to the satisfactory completion of due diligence process , the Company may proceed with the acquisition of the Gold Street Group. There can be no assurance , however, this either merger/acquisition will actually be achieved.

On April 11,2016 the Company executed a Letter of Intent with Haerbin International TV & Film Arts Academy (“HITFAA”) which is located in the city of Haerbin, Heilongjiang province ( in northeast China). Under this Letter of Intent, the parties agreed to cooperate to create a resource to train students in the field of film and TV production. On May 16, 2016, a Chinese joint venture company was formed ( 51% owned by the Company and 49% owned by local Chinese parties) called Haerbin Leading Film & TV Entertainment Co., Ltd. with the objective of owning 100% of HITFAA .Presently, no capitalization and no activity has occurred in Haerbin Leading Film & TV Entertainment Co., Ltd. and there can be no assurance that any capitalization or activity will actually occur.

Basis of Presentation of Unaudited Condensed

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed financial statements of the Company as of and for three and six months ended June 30, 2016 and 2015 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2016, the results of its operations and its cash flows for the three and six months ended June 30, 2016 and 2015.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Financial Statements

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at December 31, 2015 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2015.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations, and utilized cash flow in operating activities since inception, and we have no recurring source of revenue. As of June 30, 2016, we have an accumulated deficit of $104,992. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2015 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Financial Statements

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. As of June 30, 2016 there were no potential dilutive securities.

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of June 30, 2016 and 2015 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of June 30, 2016, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

No current provision or benefit for federal income taxes has been recorded for the three months ended June 30, 2016 or for any period from inception through June 30, 2016 as the Company has no taxable income.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Financial Statements

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

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

Note 3 – Related Party Transactions

Certain of the Company’s officers provide advances to finance the Company’s working capital requirements. As of June 30, 2016 and 2015, total advances amounted to $1,984. The advances are unsecured, due on demand, and non-interest bearing.

In view of the Company’s limited operations and resources, none of the Company’s directors and/or officers received any compensation from the Company during the three and six months ended June 30, 2016 and 2015, or for any period through June 30, 2016.

Item 2. Management’s Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and supplemental data referred to in our Form 10Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this 10-Q is as of June 30,2016, and we undertake no duty to update this information.

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

As described in Note 1 to the Condensed Financial Statements contained elsewhere in this 10Q, we are in discussions with Gold Street Group and with China Tactician University Company Limited for a possible merger/acquisition.

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

Results of Operations

Since inception on November 8, 2007 through June 30, 2016, we had an accumulated net loss of $104,992 primarily relating to business development costs such as audit, SEC filings, legal, travel and miscellaneous general and administrative costs, less nominal fee revenues (which included a net loss of $ 8,881 for the six months ended June 30, 2016).

The Company has conducted limited operations since inception. In fourth quarter of 2011 we received a nominal fee of $ 20,000 from a related party for the placement of Chinese students with an educational institution in Los Angeles, California and reflected this as revenue. The Company intends to explore similar opportunities and may receive future revenue from this type of activity. No such revenue was received however in either the three or six months ending June 30, 2016 or 2015.

Liquidity and Capital Resources

At June 30, 2016, the Company had cash of $ 33,262 (compared with a cash balance of $ 37,143 at December 31, 2015).

The accompanying unaudited condensed financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations, and utilized cash flow in operating activities since inception, and we have no recurring source of revenue. As of June 30, 2016, we have an accumulated deficit of $104,992. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Change in Internal Controls

No change in our internal control over financial reporting ( as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: September 20, 2016

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(Registrant)

/s/ David Lau
David Lau
Chief Executive Officer

