Form 10-K
period 2016-12-31
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2017-04-14
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

There was a total of 62,030,000 shares of the registrant’s common stock outstanding as of April 14, 2017

Documents Incorporated by Reference:

None.

INTRODUCTORY COMMENTS

Special Note Regarding Forward Looking Statements

This annual report on Form 10-K, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated are discussed in Item 1A “Risk Factors”.

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

PART I

ITEM 1. BUSINESS.

Our History and Background

We were incorporated in the State of Delaware on November 8, 2007. Since inception, we have been engaged in organizational efforts and obtaining financing. We also plan to acquire, invest and manage certain training and educational businesses located in China. We were originally formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business and/or entering into collaboration and joint venture agreements with existing businesses compatible with our core business objectives. Since the effectiveness of our registration statement, we have focused our efforts on identifying a possible business combinations, acquisitions, and/or compatible joint ventures and business opportunities and further developing our core business in the field of education, vocational training and business/financial services.

Overview of Our Business

To date, we have been primarily a company with the intent to acquire and/or enter into a business combination with one or more privately held businesses since we believe that we would be attractive to privately held operating companies interested in becoming publicly traded by means of a business combination with us, without offering their own securities to the public. We still hold to this previous view.

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

Recent Developments

In the second half of 2014 the Company entered into potential merger discussions with China Tactician University Company Limited (“Tactician Group”) which is a Hong Kong corporation owning a variety of Chinese companies involved in a wide range of education and training, including vocational training to middle management as well as operating regional colleges. A due diligence process has commenced whereby the Company will evaluate the audited financial statements of the Tactician Group which, if and when completed, may enable the Company to work towards a definitive merger agreement. At the same time, the Company also entered into similar potential merger discussions with Gold Street Holding (China) Co., Limited (“Gold Street Group”). Subject to the satisfactory completion of due diligence process, the Company may proceed with the acquisition of the Gold Street Group. There can be no assurance, however, this either merger/acquisition will actually be achieved.

On April 11, 2016 the Company executed a Letter of Intent with Haerbin International TV & Film Arts Academy (“HITFAA”) which is located in the city of Haerbin, Heilongjiang province (in northeast China). Under this Letter of Intent, the parties agreed to cooperate to create a resource to train students in the field of film and TV production. On May 16, 2016 a Chinese joint venture company was formed (51% owned by the Company and 49% owned by local Chinese parties). called Haerbin Leading Film & TV Entertainment Co., Ltd. with the objective of owning 100% of HITFAA. Presently, no capitalization and no activity has occurred in Haerbin Leading Film & TV Entertainment Co., Ltd. and there can be no assurance that any capitalization or activity will actually occur.

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

Since our inception on November 8, 2007 through December 31, 2016, we have accumulated a net loss of $ 120,030 attributable to our business development and presently have working capital (current assets exceeding current liabilities of only $ 3,490). However, as noted on page 8 we may achieve significant income producing assets and cash flow from the acquisition of certain Chinese based companies in the future in the event such transactions and deals close. There is no assurance that they will materialize.

Our auditors have included a going concern modification in their opinion; we may not obtain any significant revenues for several years and there is no assurance that we will ever generate sustainable revenues or be profitable.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses and negative operating cash flows since inception, and has no recurring source of revenue. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2016 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

In the event that we complete an acquisition or business combination, the success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company and numerous other factors beyond our control. We can give no assurances that we will successfully identify and evaluate suitable business opportunities, negotiate a business combination on favorable terms, or that we will conclude a business combination.

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

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock. Presently, we have 62,030,000 issued and outstanding shares of common shares Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders.

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

Number of Holders of Our common stock

As of March 31, 2017, there were 5 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

None during the year ended December 31, 2016.

Purchases of Our Equity Securities

No repurchases of our common stock have been made to date through December 31, 2016.

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

Overview of Our Business and Plan of Operation

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

During fourth quarter 2011, we recognized fee revenue for the first time since inception from the placement of Chinese students with an educational institution in Los Angeles. In addition, we are planning the organization and operation of educational and vocational training centers for Chinese students both in China and in the US.

We continue to be unrestricted in our search for acquisitions and/or business combination candidates in China and the US, in our industry or industry segment, and we intend enter into acquisitions and combinations with a private business engaged in a compatible line of business, particularly those associated with the entertainment industry and education/training. Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate. For example, and as explained on Page 8, in the second half of 2014 the Company entered into potential merger discussions with China Tactician University Company Limited (“Tactician Group”) which is a Hong Kong corporation owning a variety of Chinese companies involved in a wide range of education and training, including vocational training to middle management as well as operating regional colleges. At the same time, the Company also entered into similar potential merger discussions with Gold Street Holding (China) Co., Limited (“Gold Street Group”). Subject to obtaining required approval to the change of ownership/merger from the Chinese authorities, the satisfactory completion of a due diligence process and the obtaining of financing to cover the extensive legal, accounting and audit costs associated with such mergers, the Company may or not be able proceed with these mergers. Accordingly, there can be no assurance that either merger will actually be achieved.

On April 11, 2016 the Company executed a Letter of Intent with Haerbin International TV & Film Arts Academy (“HITFAA”) which is located in the city of Haerbin, Heilongjiang province (in northeast China). Under this Letter of Intent, the parties agreed to cooperate to create a resource to recruit and train students in the field of film and TV production, commencing fall,2017. On May 16, 2016 a Chinese joint venture company was formed (51% owned by the Company and 49% owned by local Chinese parties). called Haerbin Leading Film & TV Entertainment Co., Ltd. with the objective of owning 100% of HITFAA. Presently, no capitalization and no activity has occurred in Haerbin Leading Film & TV Entertainment Co., Ltd. and there can be no assurance that any capitalization or activity will actually occur.

Results of Operations

Since inception on November 8, 2007 through December 31, 2016, we had an accumulated net loss of $ 120,030 primarily relating to business development costs such as audit, SEC filings, legal, travel and miscellaneous general and administrative costs, less nominal fee revenues.

Liquidity and Capital Resources

At December 31, 2016 we had cash of $ 30,707, compared with cash of $37,143 at December 31, 2015.

We have no commitment for any capital expenditure and presently foresee none. However, we will incur routine fees and expenses incident to our reporting duties for our SEC filings, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempts but are unable to complete an acquisition. Our own head office cash requirements for the next twelve months are relatively modest, principally for legal, audit, SEC filing, travel and other business development costs.

Our current management has agreed to continue rendering services to us and to not demand compensation unless and until we complete an acquisition or until our revenues have grown substantially to justify the payment of such compensation. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or stockholders or their affiliates.

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations, and utilized cash flow in operating activities since inception, and we have no recurring source of revenue. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. These estimates and assumptions include accruals for potential liabilities and utilization of net operating loss carry forwards. Actual results could differ from those estimates.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on our assessment, our management determined that, as of December 31, 2016, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2016.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
David Lau	56	Chief Executive Officer and Director
Hollis Liu	48	President, Secretary and Director
Alan J. Bailey	69	Chief Financial Officer and Director
Tony Liu	28	Director
Kevin Zhang	39	Director

David Lau is a senior strategist and coordinator in the film and entertainment industry in both Hollywood and China. Over the past few years he has been instrumental in seeking out potential acquisitions, mergers and joint ventures between the Company and Chinese businesses primarily involved in the education and training industry.

Hollis Liu is an entrepreneur and educator in the field of performance, film, entertainment and experienced vocalist in the field of vocal education and training. Over the past few years she has worked with a variety of Chinese businesses seeking to extend their profile in the United States and with Chinese students seeking to enhance their education by attending educational institutions in the U.S.

Alan. J Bailey has been a senior executive in the entertainment industry for approximately 40 years, and over the past few years has acted as a director and senior officer of several businesses, primarily associated with the entertainment industry, in providing CFO-type services, corporate management and other general accounting services. He is a Fellow of the UK Institute of Chartered Accountants.

Tony Liu is a CPA/MBA and is a financial professional experienced in the fields of investment analysis and enterprise management. For the past few years he has worked for a CPA firm located in greater Los Angeles area in audit and accounting for a variety of the firm’s clients.

Kevin Zhang is a Master of Public Administration with several years of experience regarding cultural exchange, trading, and financial matters in China. For the past few years he has worked with a variety of businesses primarily located in China to provide financial and management assistance.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Ms. Hollis Liu, our President and majority stockholder did file her Initial Statement of Beneficial Ownership of Securities on Form 3 by the due date. No other reports were required to be filed in fiscal year 2016.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation – 2016 and 2015

For the years ended December 31, 2016 and December 31, 2015, and through the date of this report, we have not paid any executive officer or director any cash or cash equivalent compensation. We have no agreements or understandings, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. We will undoubtedly pay compensation to officers and other employees should we succeed in acquiring a business that has funds available to pay such compensation or if our operations grow significantly to justify such compensation.

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

During the fiscal years ended December 31, 2016 and December 31, 2015, there were no fees earned or paid in cash for services to our directors and no stock or stock options or other equity incentives were awarded to our directors. We have no standard arrangements in place to compensate our directors for their service as directors or as members of any committee of directors. In the future, if we retain non-employee directors, we may decide to compensate them for their service to us as directors and members of committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2017, certain information with respect to the beneficial ownership of our common stock by (i) each director and executive officer, (ii) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of common stock, and (iii) all directors and executive officers as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at 1875 Century Park East, 6th Floor, Century City, CA 90067.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
	Officers and Directors
Alan J. Bailey	Chief Financial Officer and Director	Common Stock, $.00001 par value	2,000,000	3%
Hollis Liu	President, Secretary and Director	Common Stock, $.00001 par value	50,000,000	81%
All officers and directors as a group (2 persons named above)		Common Stock, $.00001 par value	52,000,000	84%

	5% Security Holders
Hollis Liu		Common Stock, $.00001 par value	50,000,000	81%
Hollywood Hipac Group Inc.			10,000,000	16%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	As of March 31, 2017, a total of 62,030,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).

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

Certain of the Company’s officers provide advances to finance the Company’s working capital requirements. In August, 2016 one of the Company’s officers received an advance of $30,000 and personally paid Company outstanding audit fees of $9,751. The $ 30,000 advance was repaid in full in cash on November 3. 2016. The advances are unsecured, due on demand, and non-interest bearing.

Officers’ compensation

In view of the Company’s limited operations and resources, none of the Company’s directors and/or officers received any compensation from the Company during the years ended December 31, 2016 and 2015.

Director Independence

Only Tony Liu and Kevin Zhang are independent directors as the term “independent” is defined by SEC rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal year ended December 31, 2016 and 2015:

	2016	2015
Audit Fees	$14,429	$10,700
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$14,429	$10,700

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit services performed by the independent public accountants on our financial statements as of and for the year ended December 31, 2016

PART IV

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

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Hollywood Entertainment EDU Holding, Inc.

Los Angeles, California

We have audited the accompanying balance sheets of Hollywood Entertainment EDU Holding, Inc. as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Entertainment EDU Holding, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring operating losses and negative cash flows from operations, and has no source of recurring revenue as of December 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG& COMPANY, P.A.

Los Angeles, California

April 14, 2017

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS:

Current assets:
Cash	$30,707	$37,143

Total current assets	30,707	37,143
TOTAL ASSETS	$30,707	$37,143

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable and accrued expenses	$15,482	$7,750
Advances from officer, interest free	11,735	1,984
Total current liabilities	27,217	9,734
TOTAL LIABILITIES	27,217	9,734

Stockholders’ equity:
Common stock, $ .00001 par value, authorized 100,000,000 shares 62,030,000 issued and outstanding at December 31, 2016 and at December 31, 2015, respectively	620	620
Additional paid in capital	122,900	122,900
Accumulated deficit	(120,030)	(96,111)
Total stockholders’ equity	3,490	27,409

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,707	$37,143

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Statements of Operations

	For the Years Ended December 31,
	2016	2015

Revenues	$-	$-

Expenses
General and administrative	23,919	20,806

Total expenses	23,919	20,806

Net loss	$(23,919)	$(20,806)

Loss per share-basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	62,030,000	62,030,000

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2016 and 2015

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Equity

Balance - December 31, 2014	62,030,000	$620	$122,900	$(75,305)	$48,215

Net Loss for 2015	-	-	-	(20,806)	(20,806)

Balance-December 31, 2015	62,030,000	620	122,900	(96,111)	27,409

Net Loss for 2016	-	-	-	(23,919)	(23,919)

Balance-December 31, 2016	62,030,000	$620	$122,900	$(120,030)	$3,490

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015

Cash flows used in operating activities:

Net loss	$(23,919)	$(20,806)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in accounts payable and accrued expenses	7,732	2,960

Net cash flows used in operating activities	(16,187)	(17,846)

Cash flows from financing activities:
Advance from officer (net)	9,751
Advances to affiliate entity	30,000	20,000
Repayment from affiliated entity	(30,000)	(20,000)
Net cash from financing activities	9,751	-

Net change in cash and cash equivalents	(6,436)	(17, 846 )

Cash and cash equivalents-beginning of period	37,143	54,989

Cash and cash equivalents-end of period	$30,707	$37,143

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Financial Statements

For the Years Ended December 31, 2016 and 2015

Note 1 - GENERAL ORGANIZATION AND BUSINESS

Our History and Background

We were incorporated in the State of Delaware on November 8, 2007. Since inception, we have been engaged in organizational efforts, obtaining financing and establishing the groundwork both in China and in the U.S. to organize training programs for Chinese students and participants who wish to pursue higher levels of practical education in the entertainment industry. We also plan to acquire, invest, joint venture and manage certain compatible training and educational businesses located in China.

We were originally formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business and/or entering into collaboration and joint venture agreements with existing businesses compatible with our core business objectives. Accordingly, we have focused our efforts on identifying possible business combinations, acquisitions, and/or compatible joint ventures and business opportunities and further developing our core business related to the field of entertainment and in the field of education, vocational training and business/financial services.

In second half of 2014 the Company entered into potential merger discussions with China Tactician University Company Limited (“Tactician Group”) which is a Hong Kong corporation owning a variety of Chinese companies involved in a wide range of education and training, including vocational training to middle management as well as operating regional colleges. At the same time, the Company also entered into similar potential merger discussions with Gold Street Holding (China) Co., Limited (“Gold Street Group”). Subject to obtaining required approval to the change of ownership/merger from the Chinese authorities, the satisfactory completion of a due diligence process and the obtaining of financing to cover the extensive legal, accounting and audit costs associated with such mergers, the Company may or not be able proceed with these mergers. Accordingly, there can be no assurance that either merger will actually be achieved.

On April 11,2016 the Company executed a Letter of Intent with Haerbin International TV & Film Arts Academy (“HITFAA”) which is located in the city of Haerbin, Heilongjiang province (in northeast China). Under this Letter of Intent, the parties agreed to cooperate to create a resource to recruit and train students in the field of film and TV production commencing fall, 2017. On May 16,2016 a Chinese joint venture company was formed (51% owned by the Company and 49% owned by local Chinese parties). called Haerbin Leading Film & TV Entertainment Co., Ltd. with the objective of owning 100% of HITFAA. Presently, no capitalization and no activity has occurred in Haerbin Leading Film & TV Entertainment Co., Ltd. and there can be no assurance that any capitalization or activity will actually occur.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Financial Statements

For the Years Ended December 31, 2016 and 2015

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations, and utilized cash flow in operating activities since inception, and we have no recurring source of revenue. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statement of operations. These estimates and assumptions include accruals for potential liabilities and utilization of net operating loss carry forwards. Actual results could differ from those estimates.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Financial Statements

For the Years Ended December 31, 2016 and 2015

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

For the years ended December 31, 2016 and 2015 there were no potential dilutive securities.

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

Notes to Financial Statements

For the Years Ended December 31, 2016 and 2015

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of December 31, 2016 and 2015 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2016, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

No current provision or benefit for federal income taxes has been recorded for the year ended December 31, 2016 or for any period from inception through December 31, 2016 as the Company has no taxable income.

At December 31, 2016, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of approximately $ 112,600 that may be offset against future taxable income through 2036. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Note 3 - RELATED PARTY TRANSACTIONS

Certain of the Company’s officers provide advances to finance the Company’s working capital requirements. As of December 31, 2016 and 2015, total advances amounted to $11,735 and $1,984, respectively. The advances are unsecured, due on demand, and non-interest bearing.

Certain of the Company’s officers provide advances to finance the Company’s working capital requirements. In August, 2016 one of the Company’s officers received an advance of $ 30,000 and personally paid Company outstanding audit fees of $9,751. The $ 30,000 advance was repaid in full in cash on November 3, 2016. The advances are unsecured, due on demand, and non-interest bearing.

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

Officers’ Compensation

In view of the Company’s limited operations and resources, none of the Company’s directors and/or officers received any compensation from the Company during the years ended December 31, 2016 and 2015, or at any time through December 31, 2016.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 14, 2017

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC

By:	/s/ Hollis Liu
Hollis Liu
President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lau	Chief Executive Officer	April 14, 2017
David Lau	(Principal Executive Officer)

/s/ Alan J. Bailey	Chief Financial Officer and Director	April 14, 2017
Alan J. Bailey

