Form 10-Q
period 2017-03-31
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2017-05-15
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 000-53069

HOLLYWOOD ENTERTAINMENT EDU HOLDING , Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-1702585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1875 Century Park East, 6th Floor, Century City, CA (Address of principal executive offices)	90067 (Zip Code)

(323) 998-7137

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ]       Accelerated Filer [  ]       Non-Accelerated Filer (do not check if Smaller Reporting Company) [  ]

Smaller Reporting Company [X]       Emerging Growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of the Registrant’s common stock, $0.00001 par value, as of May 15, 2017 was 62,030,000.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS:

Current assets:
Cash	$19,992	$30,707

TOTAL ASSETS	$19,992	$30,707

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):

Current Liabilities:
Accounts payable and accrued expenses	$10,883	$15,482
Advances from officer, interest free	11,735	11,735

TOTAL LIABILITIES	22,618	27,217

Stockholders’ Equity (Deficit):
Common stock, $ .00001 par value, authorized 100,000,000 shares, 62,030,000 shares issued and outstanding at March 31, 2017 and at December 31, 2016, respectively	620	620
Additional paid in capital	122,900	122,900
Accumulated deficit	(126,146)	(120,030)
Total stockholders’ equity (deficit)	(2,626)	3,490

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$19,992	$30,707

The accompanying notes are an integral part of these condensed financial statements.

4

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Revenues	$-	$-

Expenses
General and administrative	6,116	4,781

Total expenses	6,116	4,781

Net loss	$(6,116)	$(4,781)

Loss per shares- basic and diluted	$(0.00)	$(0.00)

Weighted average common stock outstanding	62,030,000	62,030,000

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Condensed Statement of Changes in Stockholders’ Equity(Deficit)

For the three months ended March 31, 2017

(Unaudited)

	Common Stock		Additional		Total
	Number of		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity(Deficit)

Balance - December 31, 2016	62,030,000	$620	$122,900	$(120,030)	$3,490

Net loss for period	-	-	-	(6,116)	(6,116)

Balance - March 31, 2017	62,030,000	$620	$122,900	$(126,146)	$(2,626)

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2017	2016

Cash flows used in operating activities

Net loss	$(6,116)	$(4,781)

Adjustments to reconcile net loss to net cash used in operating activities:

Increase( decrease) in accounts payable	(4,599)	3,969

Net cash flows used in operating activities	(10,715)	(812)

Net change in cash and cash equivalents	(10,715)	(812)

Cash and cash equivalents – beginning of period	30,707	37,143

Cash and cash equivalents – end of period	$19,992	$36,331

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2017 and 2016

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

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Note 2 - Summary of Significant Accounting Policies of Condensed Financial Information

Basis of Presentation of Unaudited Condensed

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed financial statements of the Company as of and for three months ended March 31, 2017 and 2016 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2017, the results of its operations and its cash flows for the three months ended March 31, 2017 and 2016. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at December 31, 2016 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2016.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations, and utilized cash flow in operating activities since inception, and we have no recurring source of revenue. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm in its report on the December 31, 2016 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern.

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

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. As of March 31, 2017 and December 31, 2016, there were no potential dilutive securities.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Fair Value of Financial Instruments

The FASB ASC 320-12-65 (“Disclosures about Fair Value of Financial Instruments”), requires the determination of fair value of the Company’s financial assets and liabilities. The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. The carrying amounts of financial instruments including cash, accounts payable and accrued expenses, and advances from officer approximate their fair value because of their short maturities.

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

Note 3 – Related Party Transactions

Certain of the Company’s officers provide advances to finance the Company’s working capital requirements. As of March 31, 2017 and December 31, 2016, total advances amounted to $11,735. The advances are unsecured, due on demand, and non-interest bearing.

In view of the Company’s limited operations and resources, none of the Company’s directors and/or officers received any compensation from the Company during the three months ended March 31, 2017 and 2016, or for any period through March 31, 2017.

Item 2. Management’s Discussion and Analysis

Plan of Operation

Our plan is to locate a suitable acquisition or merger candidate and consummate a business combination. Through such suitable acquisitions or business combinations, we also plan to organize and operate training centers both in China and in the US. We will need additional cash investment from the sale of stock, through debt or through additional officer advances to achieve our business objectives. We can provide no assurance that we can necessarily continue to satisfy our cash requirements without additional cash flow.

As described in Note 1 to the condensed financial statements, with respect to our plan to find suitable merger candidates, we continue our discussions regarding the potential acquisition of the Gold Street Group through a “cashless” exchange of stock and we are also in negotiation to acquire ( through a “cashless” exchange of stock) China Tactician University Company Limited (“Tactician Group”) which is a Hong Kong corporation owning a variety of Chinese companies involved in a wide range of education and training, including vocational training to middle management as well as operating regional colleges.. There can be no assurance, however, that the Company will complete such acquisitions.

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

Results of Operations

Since inception on November 8, 2007 through March 31, 2017, we had an accumulated net loss of $ 126,146 primarily relating to business development costs such as audit, SEC filings, legal, travel and miscellaneous general and administrative costs, less nominal fee revenues (which included a net loss of $ 6,116 for the 3 months ended March 31, 2017.

Liquidity and Capital Resources

At March 31, 2017, the Company had cash of $ 19,992 (compared with a cash balance of $30,707 at December 31, 2016 ).

The accompanying unaudited condensed financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations, and utilized cash flow in operating activities since inception, and we have no recurring source of revenue. As of March 31, 2017, we have a stockholders’ deficit of $2,626. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2016 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Change in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: May 15, 2017

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(Registrant)

/s/ David Lau
David Lau
Chief Executive Officer

