Form 10-Q
period 2017-06-30
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2017-08-14
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of the Registrant’s common stock, $0.00001 par value, as of August 14, 2017 was 62,030,000.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

INTRODUCTORY COMMENTS

Special Note Regarding Forward Looking Statements

This quarterly report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated are discussed in Item 1A ”Risk Factors”.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS:

Current assets:
Cash	$13,625	$30,707

TOTAL ASSETS	$13,625	$30,707

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):

Current Liabilities:
Accounts payable and accrued expenses	$9,784	$15,482
Advances from officer, interest free	11,735	11,735

TOTAL LIABILITIES	21,519	27,217

Stockholders’ Equity (Deficit):
Common stock, $0.00001 par value, authorized 100,000,000 shares, 62,030,000 shares issued and outstanding at June 30, 2017 and at December 31, 2016, respectively	620	620
Additional paid in capital	122,900	122,900
Accumulated deficit	(131,414)	(120,030)
Total stockholders’ equity (deficit)	(7,894)	3,490

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,625	$30,707

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Revenues	$—	$—	$—	$—

Expenses
General and administrative	5,268	4,101	11,384	8,881

Total expenses	$5,268	$4,101	$11,384	$8,881

Net loss	$(5,268)	$(4,101)	$(11,384)	$(8,881)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	62,030,000	62,030,000	62,030,000	62,030,000

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Condensed Statement of Changes in Stockholders’ Equity(Deficit)

For the six months ended June 30, 2017

(Unaudited)

	Common Stock		Additional		Total Stockholders’
	Number of		Paid In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2016	62,030,000	$620	$122,900	$(120,030)	$3,490

Net loss for period	-	-	-	(11,384)	(11,384)

Balance - June 30, 2017	62,030,000	$620	$122,900	$(131,414)	$(7,894)

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2017	2016

Cash flows used in operating activities

Net loss	$(11,384)	$(8,881)

Non-cash adjustments:

Increase (decrease) in accounts payable and accrued expenses	(5,698)	5,000

Net cash flows used in operating activities	(17,082)	(3,881)

Net change in cash	(17,082)	(3,881)

Cash – beginning of period	30,707	37,143

Cash – end of period	$13,625	$33,262

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2017 and 2016

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

The condensed financial statements of the Company as of and for three and six months ended June 30, 2017 and 2016 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2017, the results of its operations and its cash flows for the six months ended June 30, 2017 and 2016. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at December 31, 2016 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2016.

Note 2 - Summary of Significant Accounting Policies of Condensed Financial Information (continued)

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. As June 30, 2017 and December 31, 2016, there were no potential dilutive securities.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 – Related Party Transactions

Certain of the Company’s officers provide advances to finance the Company’s working capital requirements. As of June 30, 2017 and December 31, 2016, total advances amounted to $11,735. The advances are unsecured, due on demand, and non-interest bearing.

In view of the Company’s limited operations and resources, none of the Company’s directors and/or officers received any compensation from the Company during the three and six months ended June 30, 2017 and 2016, or for any period through June 30, 2017.

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

Results of Operations

Since inception on November 8, 2007 through June 30, 2017, we had an accumulated net loss of $ 131,414 primarily relating to business development costs such as audit, SEC filings, legal, travel and miscellaneous general and administrative costs, less nominal fee revenues (which included a net loss of $ 11,384 for the 6 months ended June 30, 2017).

Liquidity and Capital Resources

At June 30, 2017, the Company had cash of $ 13,625 (compared with a cash balance of $30,707 at December 31, 2016).

The accompanying unaudited condensed financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations, and utilized cash flow in operating activities since inception, and we have no recurring source of revenue. As of June 30, 2017, we have a stockholders’ deficit of $7,894. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Change in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: August 14, 2017

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(Registrant)

/s/ David Lau
David Lau
Chief Executive Officer

