Form 10-Q
period 2017-09-30
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2017-11-14
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] ] No [  ]

The number of shares outstanding of the Registrant’s common stock, $0.00001 par value, as of November 14, 2017 was 62,030,000.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS:

Current assets:
Cash	$9,901	$30,707

TOTAL ASSETS	$9,901	$30,707

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):

Current Liabilities:
Accounts payable and accrued expenses	$7,179	$15,482
Advances from officer, interest free	11,735	11,735

TOTAL LIABILITIES	18,914	27,217

Stockholders’ Equity (Deficit):
Common stock, $0.00001 par value, authorized 100,000,000 shares, 62,030,000 shares issued and outstanding at September 30, 2017 and at December 31, 2016, respectively	620	620
Additional paid in capital	122,900	122,900
Accumulated deficit	(132,533)	(120,030)
Total stockholders’ equity (deficit)	(9,013)	3,490

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,901	$30,707

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Revenues	$—	$—	$—	$—

Expenses
General and administrative	1,119	8,066	12,503	16,947

Total expenses	$1,119	$8,066	$12,503	$16,947

Net loss	$(1,119)	$(8,066)	$(12,503)	$(16,947)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	62,030,000	62,030,000	62,030,000	62,030,000

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

For the nine months ended September 30, 2017

(Unaudited)

	Common Stock		Additional		Total
	Number of		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity(Deficit)

Balance - December 31, 2016	62,030,000	$620	$122,900	$(120,030)	$3,490

Net loss for period	-	-	-	(12,503)	(12,503)

Balance - September 30, 2017	62,030,000	$620	$122,900	$(132,533)	$(9,013)

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2017	2016

Cash flows used in operating activities:

Net loss	$(12,503)	$(16,947)
Non-cash adjustments
Increase (decrease) in accounts payable and accrued expenses	(8,303)	1,202

Net cash flows used in operating activities	(20,806)	(15,745)

Cash flows used in financing activities:

Advances from officer (net)	-	(20,249)

Net cash flows used in financing activities	-	(20,249)

Net change in cash	(20,806)	(35,994)

Cash – beginning of period	30,707	37,143

Cash – end of period	$9,901	$1,149

The accompanying notes are an integral part of these condensed financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Condensed Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

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

The condensed financial statements of the Company as of and for three and nine months ended September 30, 2017 and 2016 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2017, the results of its operations and its cash flows for the nine months ended September 30, 2017 and 2016. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at December 31, 2016 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2016.

Note 2 - Summary of Significant Accounting Policies of Condensed Financial Information (continued)

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations, and utilized cash flows in operating activities since inception, and we have no recurring source of revenue. These factors, among others, raise substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm in its report on the December 31, 2016 financial statements has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. As September 30, 2017 and December 31, 2016, there were no potential dilutive securities.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 – Related Party Transactions

Certain of the Company’s officers provide advances to finance the Company’s working capital requirements. As of September 30, 2017 and December 31, 2016, total advances amounted to $11,735. The advances are unsecured, due on demand, and non-interest bearing.

In view of the Company’s limited operations and resources, none of the Company’s directors and/or officers received any compensation from the Company during the three and nine months ended September 30, 2017 and 2016, or for any period through September 30, 2017.

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

Results of Operations

Since inception on November 8, 2007 through September 30, 2017, we had an accumulated deficit of $ 132,533 primarily relating to business development costs such as audit, SEC filings, legal, travel and miscellaneous general and administrative costs, less nominal fee revenues (which included a net loss of $ 12,503 for the 9 months ended September 30, 2017).

Liquidity and Capital Resources

At September 30, 2017, the Company had cash of $ 9,901 (compared with a cash balance of $30,707 at December 31, 2016).

The accompanying unaudited condensed financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred recurring losses from operations, and utilized cash flow in operating activities since inception, and we have no recurring source of revenue. As of September 30, 2017, we have a stockholders’ deficit of $9,013. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Change in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 14, 2017

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
(Registrant)

/s/ David Lau
David Lau
Chief Executive Officer

