Form 10-K
period 2017-12-31
HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.
filed 2018-03-30
CIK 1423588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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
Emerging growth company [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

There was a total of 62,030,000 shares of the registrant’s common stock outstanding as of March 30, 2018

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

ITEM 1A. RISK FACTORS.

You should carefully review and consider the following risks as well as all other information contained in this report, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely affect our financial condition, results of operations or cash flows.

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

Since our inception on November 8, 2007 through December 31, 2017, we have accumulated deficit of $ 136,087 attributable to our business development and presently have negative working capital (current liabilities exceeding current assets by $ 12,567).

Our auditors have included a going concern modification in their opinion; we may not obtain any significant revenues for several years and there is no assurance that we will ever generate sustainable revenues or be profitable.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses and negative operating cash flows since inception, and has no recurring source of revenue. As a result, the Company’s independent registered public accounting firm, in their report on the Company’s 2017 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Number of Holders of Our common stock

As of March 30, 2018, there were 5 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

None during the year ended December 31, 2017.

Purchases of Our Equity Securities

No repurchases of our common stock have been made to date through December 31, 2017.

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

We continue to be unrestricted in our search for acquisitions and/or business combination candidates in China and the US, in our industry or industry segment, and we intend enter into acquisitions and combinations with a private business engaged in a compatible line of business, particularly those associated with the entertainment industry and education/training. Management’s discretion is, as a practical matter, unlimited in the selection of a combination candidate. For example, and as explained on Page 8, in the second half of 2014 the Company entered into potential merger discussions with China Tactician University Company Limited (“Tactician Group”) which is a Hong Kong corporation owning a variety of Chinese companies involved in a wide range of education and training, including vocational training to middle management as well as operating regional colleges. At the same time, the Company also entered into similar potential merger discussions with Gold Street Holding (China) Co., Limited (“Gold Street Group”). Subject to obtaining required approval to the change of ownership/merger from the Chinese authorities, the satisfactory completion of a due diligence process, the receipt of audited financial statements in compliance with U.S. GAAP and the obtaining of financing to cover the extensive legal, accounting and audit costs associated with such mergers, the Company will not be able proceed with these mergers. Accordingly, there can be no assurance that either merger will actually be achieved.

On April 11, 2016 the Company executed a Letter of Intent with Haerbin International TV & Film Arts Academy (“HITFAA”) which is located in the city of Haerbin, Heilongjiang province (in northeast China). Under this Letter of Intent, the parties agreed to cooperate to create a resource to recruit and train students in the field of film and TV production. On May 16, 2016 a Chinese joint venture company was formed (51% owned by the Company and 49% owned by local Chinese parties) called Haerbin Leading Film & TV Entertainment Co., Ltd. with the objective of owning 100% of HITFAA. Presently, no capitalization and no activity has occurred in Haerbin Leading Film & TV Entertainment Co., Ltd. to date, and there can be no assurance that any capitalization or activity will actually occur.

Results of Operations

Since inception on November 8, 2007 through December 31, 2017, we had an accumulated deficit of $ 136,087 primarily relating to business development costs such as audit, SEC filings, legal, travel and miscellaneous general and administrative costs, less nominal fee revenues.

Liquidity and Capital Resources

At December 31, 2017 we had cash of $ 8,722, compared with cash of $30,707 at December 31, 2016.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements included elsewhere in this document for a discussion of recent Accounting Pronouncements.

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

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on our assessment, our management determined that, as of December 31, 2017, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2017.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
David Lau	57	Chief Executive Officer and Director
Hollis Liu	49	President, Secretary and Director
Alan J. Bailey	70	Chief Financial Officer and Director
Tony Liu	29	Director
Kevin Zhang	40	Director

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Ms. Hollis Liu, our President and majority stockholder did file her Initial Statement of Beneficial Ownership of Securities on Form 3 by the due date. No other reports were required to be filed in fiscal year 2017.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation – 2017 and 2016

For the years ended December 31, 2017 and December 31, 2016, and through the date of this report, we have not paid any executive officer or director any cash or cash equivalent compensation. We have no agreements or understandings, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. We will undoubtedly pay compensation to officers and other employees should we succeed in acquiring a business that has funds available to pay such compensation or if our operations grow significantly to justify such compensation.

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

During the fiscal years ended December 31, 2017 and December 31, 2615, there were no fees earned or paid in cash for services to our directors and no stock or stock options or other equity incentives were awarded to our directors. We have no standard arrangements in place to compensate our directors for their service as directors or as members of any committee of directors. In the future, if we retain non-employee directors, we may decide to compensate them for their service to us as directors and members of committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 30, 2018, certain information with respect to the beneficial ownership of our common stock by (i) each director and executive officer, (ii) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of common stock, and (iii) all directors and executive officers as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at 1875 Century Park East, 6th Floor, Century City, CA 90067.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
	Officers and Directors
Alan J. Bailey	Chief Financial Officer and Director	Common Stock, $.00001 par value	2,000,000	3%
Hollis Liu	President, Secretary and Director	Common Stock, $.00001 par value	50,000,000	81%
All officers and directors as a group (2 persons named above)		Common Stock, $.00001 par value	52,000,000	84%

	5% Security Holders
Hollis Liu		Common Stock, $.00001 par value	50,000,000	81%
Hollywood Hipac Group Inc.			10,000,000	16%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	As of March 30, 2018, a total of 62,030,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).

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

Certain of the Company’s officers provide advances to finance the Company’s working capital requirements. As of December 31, 2017 and 2016, total advances amounted to $11,735, respectively. The advances are unsecured, due on demand, and non-interest bearing.

In August, 2016 one of the Company’s officers received an advance of $30,000 and personally paid Company outstanding audit fees of $9,751. The $ 30,000 advance was repaid in full on November 3. 2016.

Officers’ compensation

In view of the Company’s limited operations and resources, none of the Company’s directors and/or officers received any compensation from the Company during the years ended December 31, 2017 and 2016.

Director Independence

Only Tony Liu and Kevin Zhang are independent directors as the term “independent” is defined by SEC rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal year ended December 31, 2017 and 2016:

	2017	2016
Audit Fees	$10,820	$14,429
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$10,280	$14,429

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit services performed by the independent public accountants on our financial statements as of and for the year ended December 31, 2017.

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

* Filed herewith
** Furnished herewith

ITEM 16. FORM 10K SUMMARY

None

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hollywood Entertainment EDU Holding, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hollywood Entertainment EDU Holding, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has no recurring source of revenue and has experienced negative operating cash flows since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Weinberg & Company, P.A.

We have served as the Company’s auditor since 2015.

Los Angeles, California

March 30, 2018

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Balance Sheets

	December 31, 2017	December 31, 2016

ASSETS:

Current assets:
Cash	$8,722	$30,707

Total current assets	8,722	30,707
TOTAL ASSETS	$8,722	$30,707

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):

Current liabilities:
Accounts payable and accrued expenses	$9,554	$15,482
Advances from officer, interest free	11,735	11,735
Total current liabilities	21,289	27,217
TOTAL LIABILITIES	21,289	27,217

Stockholders’ equity(deficit):
Common stock, $ .00001 par value, authorized 100,000,000 shares, 62,030,000 issued and outstanding at December 31, 2017 and at December 31, 2016, respectively	620	620
Additional paid in capital	122,900	122,900
Accumulated deficit	(136,087)	(120,030)
Total stockholders’ equity (deficit)	(12,567)	3,490

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,722	$30,707

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Statements of Operations

	For the Years Ended December 31,
	2017	2016

Revenues	$-	$-

Expenses
General and administrative	16,057	23,919

Total expenses	16,057	23,919

Net loss	$(16,057)	$(23,919)

Loss per share-basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	62,030,000	62,030,000

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2017 and 2016

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance - December 31, 2015	62,030,000	$620	$122,900	$(96,111)	$27,409

Net Loss for 2016	-	-	-	(23,919)	(23,919)

Balance-December 31, 2016	62,030,000	620	122,900	(120,030)	3.490

Net Loss for 2017	-	-	-	(16,057)	(16,057)

Balance-December 31, 2017	62,030,000	$620	$122,900	$(136,087)	$(12,567)

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016

Cash flows used in operating activities:

Net loss	$(16,057)	$(23,919)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in accounts payable and accrued expenses	(5,928)	7,732

Net cash flows used in operating activities	(21,985)	(16,187)

Cash flows from financing activities:
Advance from officer (net)	-	9,751
Advances to affiliate entity	-	30,000
Repayment from affiliated entity	-	(30,000)
Net cash from financing activities	-	9,751

Net change in cash and cash equivalents	(21,985)	(6,436)

Cash and cash equivalents-beginning of period	30,707	37,143

Cash and cash equivalents-end of period	$8,722	$30,707

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC.

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

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

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

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

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

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

For the years ended December 31, 2017 and 2016 there were no potential dilutive securities.

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

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

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

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of December 31, 2017 and 2016 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2017, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

No current provision or benefit for federal income taxes has been recorded for the year ended December 31, 2017 or for any period from inception through December 31, 2017 as the Company has no taxable income.

At December 31, 2017, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of approximately $ 136,000 that may be offset against future taxable income through 2036. No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Note 3 - RELATED PARTY TRANSACTIONS

Certain of the Company’s officers provide advances to finance the Company’s working capital requirements. As of December 31, 2017 and 2016, total advances amounted to $11,735, respectively. The advances are unsecured, due on demand, and non-interest bearing.

In August, 2016 one of the Company’s officers received an advance of $ 30,000 and personally paid Company outstanding audit fees of $9,751. The $ 30,000 advance was repaid on November 3,2016.

Officers’ Compensation

In view of the Company’s limited operations and resources, none of the Company’s directors and/or officers received any compensation from the Company during the years ended December 31, 2017 and 2016, or at any time through December 31, 2017.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 30, 2018

HOLLYWOOD ENTERTAINMENT EDU HOLDING, INC

By:	/s/ Hollis Liu
Hollis Liu
President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Lau	Chief Executive Officer	March 30, 2018
David Lau	(Principal Executive Officer)

/s/ Alan J. Bailey	Chief Financial Officer and Director	March 30, 2018
Alan J. Bailey

